Form 10-Q
period 1995-06-30
SOFTWARE 2000 INC /MA/
filed 1996-08-13
CIK 1002044

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended June 30, 1996

                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from       to
                                        -------  -------

                       Commission File Number 33-97866

                               SOFTWARE 2000, INC.
             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                           04-2734036
                 -------------                           ----------
       (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)


                    25 COMMUNICATIONS WAY, HYANNIS, MA 02601
          (Address of principal executive offices, including Zip Code)

                                 (508) 778-2000
              (Registrant's telephone number, including area code)

                       ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                        ---    ---

The number of shares outstanding of the registrant's Common Stock on June 30, 1996 was 10,983,399.

========================================================================

                               SOFTWARE 2000, INC.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements
         Consolidated Balance Sheet at September 30, 1995,
         and June 30, 1996........................................          3

         Consolidated Statements of Income for the three months
         and nine months ended June 30, 1995 and 1996.............          4

         Consolidated Statements of Cash Flows for the nine
         months ended June 30, 1995 and 1996......................          5

         Notes to Consolidated Financial Statements...............          6

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................          8

PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.........................          13

SIGNATURES........................................................          14

EXHIBIT INDEX.....................................................          15


EXHIBIT...........................................................          16

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               SOFTWARE 2000, INC.

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        SEPTEMBER 30,  JUNE 30,
                                                            1995         1996
                                                        -------------  --------
                                                                     (UNAUDITED)
                                    ASSETS
Current assets:
  Cash and cash equivalents .........................      $ 8,161     $ 6,606
  Marketable securities at fair market value ........        8,022      33,658
  Accounts receivable, less allowance for doubtful
  accounts of $1,145 and $1,200 at September 30,
  1995, and June 30, 1996, respectively ..............      11,836      11,529
  Deferred income taxes .............................        2,583       2,563
  Prepaid expenses and other current assets .........        2,444       3,219
                                                           -------     -------
          Total current assets ......................       33,046      57,575
Property and equipment, net .........................        4,053       5,385
Capitalized software development costs, net .........        5,371       5,971
Other assets ........................................        1,534       1,726
                                                           -------     -------
          Total assets ..............................      $44,004     $70,657
                                                           =======     =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................        3,165       3,724
  Accrued expenses ..................................        7,158       7,691
  Income taxes payable ..............................        2,375         856
  Deferred revenues .................................       25,017      24,517
                                                           -------     -------
          Total current liabilities .................       37,715      36,788
                                                           -------     -------
Deferred income taxes ...............................        1,457       1,632
                                                           -------     -------
Commitments:
Stockholders' equity:
  Common stock, $.01 par value; authorized 40,000
  shares, issued and outstanding 8,258 and 10,983
  shares at September 30, 1995, and June 30,
  1996, respectively ................................           83         110
  Additional paid-in capital ........................        2,573      26,498
  Retained earnings .................................        2,555       5,629
  Notes receivable -- stockholders ..................         (379)         --
                                                           -------     -------
          Total stockholders' equity ................        4,832      32,237
                                                           -------     -------
          Total liabilities and stockholders' equity       $44,004     $70,657
                                                           =======     =======


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                               SOFTWARE 2000, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                               ------------------   -----------------
                                                JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                                  1995      1996      1995      1996
                                                --------   -------  --------  --------

Revenues:
  Software license fees .....................   $ 5,324   $ 6,400   $12,552   $15,912
  Service revenues ..........................    10,482    11,954    31,006    35,268
                                                -------   -------   -------   -------
          Total revenues ....................    15,806    18,354    43,558    51,180
                                                -------   -------   -------   -------

Costs and expenses:
  Cost of software license fees .............       960       994     2,844     2,819
  Cost of services ..........................     3,852     4,035    11,414    12,139
  Research and development ..................     3,144     3,372     9,163    10,174
  Sales and marketing .......................     4,720     5,963    13,501    17,260
  General and administrative ................     1,792     1,604     4,533     5,050
                                                -------   -------   -------   -------
          Total operating costs and expenses     14,468    15,968    41,455    47,442
                                                -------   -------   -------   -------
Income from operations ......................     1,338     2,386     2,103     3,738
Other income (expense), net .................       119       435       130     1,064
                                                -------   -------   -------   -------
Income before provision for income taxes ....     1,457     2,821     2,233     4,802
Provision for income taxes ..................       511     1,015       783     1,728
                                                -------   -------   -------   -------
Net income ..................................   $   946   $ 1,806   $ 1,450   $ 3,074
                                                =======   =======   =======   =======

Net income per share ........................   $  0.10   $  0.15   $  0.16   $  0.28
                                                =======   =======   =======   =======

Weighted average common and common equivalent
shares outstanding ..........................     9,270    11,810     9,395    11,140
                                                =======   =======   =======   =======


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                               SOFTWARE 2000, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                     -----------------
                                                                     JUNE 30,   JUNE 30,
                                                                       1995       1996
                                                                    -------     -------

Cash flows from operating activities:
  Net income ....................................................   $ 1,450    $  3,074
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization ..............................     3,553       3,489
     Provisions for doubtful accounts ...........................       620         479
     Deferred income taxes ......................................      (137)        195
     Changes in operating assets and liabilities:
       Accounts receivable ......................................    (2,021)       (172)
       Prepaid expenses and other current assets ................      (117)       (775)
       Other assets .............................................      (196)       (192)
       Accounts payable .........................................       539         559
       Accrued expenses .........................................       636         615
       Income taxes payable .....................................       730          99
       Deferred revenues ........................................       528        (500)
                                                                    -------    --------
          Net cash provided by operating activities .............     5,585       6,871
                                                                    =======    ========

Cash flows from investing activities:
  Purchase of marketable securities .............................    (9,991)    (49,787)
  Sale of marketable securities .................................     9,023      24,151
  Purchase of property and equipment ............................    (1,147)     (2,828)
  Capitalization of software development cost ...................    (1,752)     (2,593)
                                                                    -------    --------
          Net cash used in investing activities .................    (3,867)    (31,057)
                                                                    =======    ========

Cash flows from financing activities:
  Proceeds from public offering of common stock .................        --      19,464
  Proceeds from exercise of stock options .......................        26       2,870
  Proceeds from repayments of notes receivable -- stockholders ..        70         379
  Principal payments under capital lease obligations ............      (587)        (82)
                                                                    -------    --------
          Net cash provided by (used in) financing activities ...      (491)     22,631
                                                                    -------    --------
Net increase (decrease) in cash and cash equivalents ............     1,227      (1,555)

Cash and cash equivalents, beginning of period ..................     3,270       8,161
                                                                    -------    --------
Cash and cash equivalents, end of period ........................   $ 4,497    $  6,606
                                                                    =======    ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                               SOFTWARE 2000, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The information at June 30, 1995 and 1996 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and of cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes for fiscal year ended September 30, 1995, included in the Company's registration statements filed on Form S-1 dated November 17, 1995, (No. 33-97866) and May 9, 1996, (No. 333-3940) as well as the Company's quarterly reports filed on Form 10-Q for the periods ended December 31, 1995, and March 31, 1996. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine month periods ended June 30, 1996, are not necessarily indicative of operating results for any future period.

2. PER SHARE INFORMATION

     Net income per share is determined by dividing net income applicable to Common Stock by the weighted average number of common shares and common equivalent shares outstanding during the period. Common share equivalents are computed using the treasury stock or modified treasury stock method as applicable and consist of Common Stock which may be issuable upon exercise of outstanding Common Stock options and warrants to purchase Common Stock.

3. STOCKHOLDERS' EQUITY

     The Company completed an initial public offering of Common Stock on November 17, 1995. A total of 2,300 shares were sold at $11.00 per share, of which 1,334 were sold by the Company and 966 by selling stockholders. Proceeds to the Company were $12,800, net of underwriting discounts and offering expenses. Additionally, the Company completed a secondary offering of Common Stock on May 9, 1996. A total of 2,870 shares were sold at $14.75 per share, of which 500 were sold by the Company and 2,370 by selling stockholders. Proceeds to the Company were $6,650, net of underwriting discounts and offering expenses.

4. OTHER INCOME (EXPENSE), NET

      Other income (expense), net consists of the following:

                             THREE MONTHS ENDED    NINE MONTHS ENDED
                             ------------------    -----------------
                             JUNE 30,  JUNE 30,   JUNE 30,   JUNE 30,
                               1995      1996       1995       1996
                             --------  --------   --------   --------

Interest income ............   $152      $434      $ 293      $1,131
Interest expense ...........    (11)       (1)       (39)         (4)
Foreign exchange gain (loss)    (22)        2       (124)        (63)
                               ----      ----      -----      ------
                               $119      $435      $ 130      $1,064
                               ====      ====      =====      ======


                               SOFTWARE 2000, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

5.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

      Following is a summary of the fair market value of available-for-sale securities, by balance sheet classification:


                                     September 30,  June 30,
                                          1995        1996
                                     -------------  --------
                                                  (Unaudited)

Cash equivalents:
    U.S. Government obligations ..     $ 1,984     $    --
    Corporate debt obligations ...       1,496         998
    Foreign government obligations         497          --
    Money market fund ............         890       3,581
Marketable securities:
    U.S. Government obligations ..       7,922      30,548
    Corporate debt obligations ...          --       3,010
    Other ........................         100         100
                                       -------     -------
                                       $12,889     $38,237
                                       =======     =======


     Marketable securities are carried at fair market value, which approximates amortized cost. The contractual maturities of all available-for-sale securities classified as cash equivalents are less than three months. All of the Company's marketable securities are classified as current as these funds are highly liquid and are available to meet working capital needs and to fund current operations.

     At September 30, 1995, available-for-sale securities classified as marketable securities with fair market values of $7,018, $500, and $504 have contractual maturities of less than one year, two years, and ten years, respectively. Gross unrealized gains and losses as of September 30, 1995, and realized gains and losses on sales of securities for the year ended September 30, 1995, were not significant.

     At June 30, 1996, (unaudited), available-for-sale securities classified as marketable securities with fair market values of $30,656, $1,502, and $1,500 have contractual maturities of less than one year, two years and greater than ten years, respectively. Gross unrealized gains and losses as of June 30, 1996, and realized gains and losses of securities for the nine months ended June 30, 1996, were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Software 2000 was founded in 1981 and offers a broad range of financial management, human resource management and materials management business software applications that presently run on the IBM AS/400 hardware platform. The Company also offers a specialized manufacturing system designed to manage process manufacturing operations. The Company's revenues are derived from two sources: software license fees and service revenues. License fees include revenues from noncancellable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products distributed by the Company. License fee revenues are recognized upon shipment of the software and when all significant contractual obligations have been satisfied. The Company's service revenues are comprised of software maintenance fees and fees for consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement, which is typically one year. Consulting service revenues are recognized as the services are performed.


     The following table sets forth for the periods indicated the Company's consolidated income statement data expressed as a percentage of total revenues.

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                              ------------------    -----------------
                                              JUNE 30,   JUNE 30,  JUNE 30,   JUNE 30,
                                                1995       1996      1995       1996
                                              --------   --------  --------   --------

Revenues:
  Software license fees ....................    33.7%      34.9%     28.8%      31.1%
  Service revenues .........................    66.3       65.1      71.2       68.9
                                               -----      -----     -----      -----
     Total revenues ........................   100.0      100.0     100.0      100.0
                                               =====      =====     =====      =====

Costs and expenses:
  Cost of software license fees ............     6.1        5.4       6.5        5.5
  Cost of services .........................    24.3       22.0      26.2       23.7
  Research and development .................    19.9       18.4      21.0       19.9
  Sales and marketing ......................    29.9       32.5      31.1       33.7
  General and administrative ...............    11.3        8.7      10.4        9.9
                                               -----      -----     -----      -----
     Total operating costs and expenses ....    91.5       87.0      95.2       92.7
                                               =====      =====     =====      =====
Income from operations .....................     8.5       13.0       4.8        7.3
Other income (expense), net ................     0.7        2.3       0.3        2.1
                                               -----      -----     -----      -----
Income before provision for income taxes....     9.2       15.3       5.1        9.4

Provision for income taxes .................     3.2        5.5       1.8        3.4
                                               -----      -----     -----      -----
Net income .................................     6.0%       9.8%      3.3        6.0
                                               =====      =====     =====      =====



QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

     REVENUES. Total revenues, consisting of software license fees and service revenues, increased 16.1%, from $15.8 million for the quarter ended June 30, 1995, to $18.4 million for the quarter ended June 30, 1996. Revenues in North America increased 8.8%, from $14.8 million for the quarter ended June 30, 1995, to $16.1 million for the quarter ended June 30, 1996. International revenues grew 127.5%, from $1.0 million for the quarter ended June 30, 1995 to $2.3 million for the quarter ended June 30, 1996.

     License fee revenues increased 20.2%, from $5.3 million for the quarter ended June 30, 1995, to $6.4 million for the quarter ended June 30, 1996. The growth was due primarily to continued market acceptance of the Company's Infinium client/server products and continued growth in international revenues, primarily in the Asia/Pacific Region. Service revenues increased 14.0%, from $10.5 million for the quarter ended June 30, 1995, to $12.0 million for the quarter ended June 30, 1996. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in maintenance revenues and, to a lesser extent, consulting services revenues.

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of the cost of product media, manuals, shipping and amortization of capitalized software development costs. Cost of software license fees increased 3.5%, from $960,000 for the quarter ended June 30, 1995, to $1.0 million for the quarter ended June 30, 1996. Cost of software license fees as a percentage of software license fee revenues decreased from 18.0% for the quarter ended June

30, 1995, to 15.5% for the quarter ended June 30, 1996. The increase in dollar amount was primarily due to an increase in the amortization expense resulting from capitalized software development costs.

     COST OF SERVICES. Cost of services consists of costs to provide training, technical support and implementation consulting services to licensees of Software 2000 products. Cost of services increased 4.8%, from $3.9 million for the quarter ended June 30, 1995, to $4.0 million for the quarter ended June 30, 1996. Cost of services as a percentage of service revenues decreased from 36.7% for the quarter ended June 30, 1995, to 33.8% for the quarter ended June 30, 1996. The increase in dollar amount of such costs resulted primarily from the hiring of additional consulting services and customer support personnel as well as normal salary increases.

     RESEARCH AND DEVELOPMENT. Research and development expenses (net of capitalized software development costs) consist primarily of engineering personnel costs. Research and development expenses increased 7.3%, from $3.1 million for the quarter ended June 30, 1995, to $3.4 million for the quarter ended June 30, 1996. Research and development expenses as a percentage of total revenues were 19.9% for the quarter ended June 30, 1995 and 18.4% for the quarter ended June 30, 1996. The increase in research and development expenses was due primarily to the hiring of software engineers as well as normal salary increases. The Company capitalized $848,000 of software development costs for the quarter ended June 30, 1995, and $896,000 for the quarter ended June 30, 1996.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses increased 26.3%, from $4.7 million for the quarter ended June 30, 1995, to $6.0 million for the quarter ended June 30, 1996. Sales and marketing expenses as a percentage of total revenues increased from 29.9% for the quarter ended June 30, 1995, to 32.5% for the quarter ended June 30, 1996. The increase in dollar amount as well as a percentage of total revenues was attributable to increased staffing in the direct sales force and an increase in commissions expense due to increased software license fees, including an increase in the sale of Software 2000 products by business partners in international markets which typically carry higher commission costs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, administrative, financial and legal personnel, as well as provisions for doubtful accounts and outside professional fees. General and administrative expenses decreased 10.5%, from $1.8 million for the quarter ended June 30, 1995, to $1.6 million for the quarter ended June 30, 1996. General and administrative expenses as a percentage of total revenues decreased from 11.3% for the quarter ended June 30, 1995 to 8.7% for the quarter ended June 30, 1996. The decrease in dollar amount as well as a percentage of total revenues related primarily from certain expenses, such as consulting and training costs related to the Company's ISO 9001 certification process, incurred in the quarter ended June 30, 1995, that did not reoccur in the quarter ended June 30, 1996.

     PROVISION FOR INCOME TAXES. The provisions for federal, state, and foreign income taxes were $511,000 and $1.0 million for the quarter ended June 30, 1995, and for the quarter ended June 30, 1996, respectively. The effective tax rates were 35.0% for the quarter ended June 30, 1995, and 36.0% for the quarter ended June 30, 1996. The increase in the effective tax rate was due primarily to an increase in the provision for state income taxes.

NINE MONTHS ENDED JUNE 30, 1996, COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

     REVENUES. Total revenues increased 17.5%, from $43.6 million for the nine months ended June 30, 1995, to $51.2 million for the nine months ended June 30, 1996. Revenues in North America increased 13.8%, from $40.2 million for the nine months ended June 30, 1995, to $45.8 million for the nine months ended June 30, 1996. International revenues grew 60.9%, from $3.4 million for the nine months ended June 30, 1995, to $5.4 million for the nine months ended June 30, 1996.

     License fee revenues increased 26.8%, from $12.6 million for the nine months ended June 30, 1995, to $15.9 million for the nine months ended June 30, 1996. The growth was due primarily to continued market acceptance of the Company's Infinium client/server products and continued growth in international revenues, primarily in the Asia/Pacific Region. Service revenues increased 13.7%, from $31.0 million for the nine months ended June 30, 1995, to $35.3 million for the nine months ended June 30, 1996. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance revenues and consulting services revenues.

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees were $2.8 million for both the nine months ended June 30, 1995, and June 30, 1996. Cost of software license fees as a percentage of software license fee revenues decreased from 22.7% for the nine months ended June 30, 1995, to 17.7% for the nine months ended June 30, 1996. The lack of increase in the cost of software fees given that software license fees increased was primarily due to a $160,000 write-off of certain capitalized software development costs in the first fiscal quarter of 1995 offset by increased capitalized software amortization in fiscal 1996.

     COST OF SERVICES. Cost of services increased 6.4%, from $11.4 million for the nine months ended June 30, 1995, to $12.1 million for the nine months ended June 30, 1996. Cost of services as a percentage of service revenues decreased from 36.8% for the nine months ended June 30, 1995, to 34.4% for the nine months ended June 30, 1996. The increase in dollar amount as well as the percentage of total revenues resulted primarily from the hiring of additional consulting services and customer support personnel as well as normal salary increases.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 11.0%, from $9.2 million for the nine months ended June 30, 1995, to $10.2 million for the nine months ended June 30, 1996. Research and development expenses as a percentage of total revenues were 21.0% for the nine months ended June 30, 1995, and 19.9% for the nine months ended June 30, 1996. The increase in research and development expense was due primarily to the hiring of software engineers as well as normal salary increases. The Company capitalized $1.8 million of software development costs for the nine months ended June 30, 1995, and $2.6 million for the nine months ended June 30, 1996. The Company received $1.1 million in research funding from a business partner in the first nine months of fiscal 1995 which resulted in lower net research and development expenses and lower than normal capitalized software development costs in that period. There was no external funding in fiscal 1996. The Company is currently developing versions of its principal products designed both to run on hardware platforms that use the Microsoft Windows NT operating system and to take advantage of World Wide Web technologies and anticipates that research and development expenditures in future periods may increase.

     SALES AND MARKETING. Sales and marketing expenses increased 27.8%, from $13.5 million for the nine months ended June 30, 1995, to $17.3 million for the nine months ended June 30, 1996. Sales and marketing expenses as a percentage of total revenues increased from 31.1% for the nine months ended June 30, 1995, to 33.7% for the nine months ended June 30, 1996. The increase in dollar amount as well as the percentage of total revenues was attributable to increased staffing in the direct sales force and an increase in commissions expense due to increased software license fees, including an increase in the sale of Software 2000 products by business partners in international markets which typically carry higher commission costs. The Company is in the process of expanding its distribution channels, both domestically and internationally, with an emphasis on the Asia/Pacific, Western Europe, and Latin American markets. Accordingly, sales and marketing expenses may continue to increase in the future.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 11.4%, from $4.5 million for the nine months ended June 30, 1995, to $5.1 million for the nine months ended June 30, 1996. General and administrative expenses as a percentage of total revenues decreased from 10.4% for the nine months ended June 30, 1995, to 9.9% for the nine months ended June 30, 1996. The increase in dollar amount of general and administrative expenses was related primarily due to an increase in the provision for doubtful accounts and additional costs and professional fees related to operating as a public company.

     PROVISION FOR INCOME TAXES. The provisions for federal, state and foreign income taxes were $783,000 and $1.7 million for the nine months ended June 30, 1995, and June 30, 1996, respectively. The effective tax rates were 35.0% for the nine months ended June 30, 1995, and 36.0% for the nine months ended June 30, 1996. The increase in the effective tax rate was due primarily to an increase in the provision for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

   From inception through the beginning of fiscal 1996, the Company financed its operations principally through cash flows from operating activities and, to a lesser extent, equipment financing arrangements. In the quarter ended December 31, 1995, the Company completed an initial public offering of Common Stock, raising $12.8 million after underwriting discounts and offering expenses. On May 9, 1996, the Company completed a secondary offering of Common Stock, raising $6.7 million after underwriting discounts and offering expenses.

     As of June 30, 1996, the Company had cash, cash equivalents and marketable securities of $40.3 million, an increase of $24.1 million from the $16.2 million of cash, cash equivalents and marketable securities held at September 30, 1995. During the first nine months of fiscal 1996, the principal source of cash were the net proceeds from the Company's Common Stock offerings as well as cash provided by operating activities. The principal uses of cash during the period were net purchases of marketable securities, expenditures to fund software development, and purchases of computers and equipment.

     The Company presently has available a $5.0 million working capital revolving line of credit with a bank, which is secured by the Company's accounts receivable. This facility is limited to the lesser of a percentage of the Company's qualifying accounts receivable or $5.0 million and will expire in October 1996. The agreement under which the line of credit was established contains certain covenants, including provisions requiring the Company to maintain specified financial ratios. The Company has not made any borrowings under this facility and no amounts were outstanding at June 30, 1996.

     The Company's accounts receivable balances, net of the allowance for doubtful accounts, were $11.5 million at June 30, 1996, and $11.8 million at September 30, 1995. Days sales of receivables outstanding increased to 57 days at June 30, 1996, from 54 days at September 30, 1995. The increase in days sales outstanding is attributable to several large contracts concluded in the last quarter of the prior fiscal year that were collected in full in that quarter. The Company expects its days sales outstanding to continue to increase as its international revenues grow due to longer payment periods typically associated with international sales. Deferred revenues were $24.5 million at June 30, 1996, and $25.0 million at September 30, 1995.

     The Company believes that cash and marketable securities, cash flows from operations and funds available under the line of credit will be sufficient to fund its operations at least for the next twelve months.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the Company's lengthy sales cycle, the proportion of revenues attributable to license fees versus service revenues, changes in the level of operating expenses, demand for the Company's products, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the purchase of the Company's products often involves a significant commitment of capital by its customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company historically has operated with little software license backlog because its software products are generally shipped as orders are received. The Company has often recognized a substantial portion of its revenues in the last month of the quarter and often in the last week of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month or last week of that quarter. Accordingly, a small variation in the timing of recognition of revenues for specific transactions is likely to adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of its expected future revenues and only a small portion of the Company's expenses vary with its revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Although the Company has been profitable in recent quarterly periods, there can be no assurance that the Company will remain profitable on a quarterly basis, if at all.

     The Company's business has experienced and is expected to continue to experience significant seasonality. In recent years, the Company has had greater demand for its products in its fourth fiscal quarter and has experienced lower revenues in its succeeding first and second fiscal quarters. The fluctuations are caused primarily by customer purchasing patterns and the Company's sales recognition programs which reward and recognize sales personnel on the basis of achievement of annual performance quotas. Due to the foregoing factors and the factors set forth under "Results of Operations" above, it is likely that in some future quarter the Company's operating results will be below the expectations of the Company and public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     The business applications software market is characterized by rapid technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend in part on its ability to enhance existing products and services and to develop and introduce new products and services to meet changing client requirements. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and enhancements, or that any new products and product enhancements it may introduce will achieve market acceptance. In addition, there can be no assurance that the Company will not encounter product development delays in the future or that, despite testing by the Company, errors will not be found in new products or product enhancements after commencement of commercial shipments, resulting in loss of market share, delay in market acceptance, or warranty claims which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company's products, and maintenance and other services related thereto, are presently designed for users of IBM AS/400 mid-range computers. Future revenues from licenses of present products and sales of services and recurring maintenance revenues are, therefore, dependent on continued widespread use of the AS/400 and the continued support of such computers by IBM. Because the Company's primary current source of revenues comes from customers using IBM mid-range computers, a significant shift in the way the Company's customers use computers may have a material adverse effect on the Company's business. In addition, because the Company's current product line requires the use of IBM's OS/400 operating system, the Company may be required to adapt its products to any changes made in such operating system in the future. The Company's inability to adapt to future changes in the OS/400 operating system, or delays in doing so, could have a material adverse effect on the Company's business, operating results, and financial condition.

     Although the Company is developing versions of its software applications for additional hardware platforms and operating systems, such as the Microsoft Windows NT operating system, as well as to operate over the Internet and within corporate intranets, there can be no assurance that the Company will be successful in developing and implementing such capabilities.

     The business applications software market is highly competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timely development and introduction of new products and product enhancements, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company believes that competition in its industry is undergoing rapid change and that the barriers to competition between market segments that have previously existed are decreasing. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server business applications software market continues to develop and expand. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, operating results, and financial condition.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          Exhibit 6.1. Computation of net income per common share.

      (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Software 2000, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 1996

                                    SOFTWARE 2000, INC.
                                    by:

                                            /S/ ROBERT A. PEMBERTON
                                    ----------------------------------------
                                    Robert A. Pemberton
                                    Chief Executive Officer

                                            /S/ DANIEL J. KOSSMANN
                                    ----------------------------------------
                                    Daniel J. Kossmann
                                    Chief Financial Officer

                               SOFTWARE 2000, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION                                   PAGE
- ------                     -----------                                   ----

 6.1      Computation of Net Income Per Common Share...................   16