Form 10-K
period 1996-09-30
SOFTWARE 2000 INC /MA/
filed 1996-12-20
CIK 1002044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27030

                              SOFTWARE 2000, INC.
             (Exact name of registrant as specified in its charter)

                                 MASSACHUSETTS
                        (State or other jurisdiction of
                         incorporation or organization)

                                   04-2734036
                                 (IRS Employer
                              identification No.)

                       25 COMMUNICATIONS WAY, HYANNIS, MA
                    (Address of principal executive office)

                                     02601
                                   (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 778-2000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.01
                                (Title of class)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of such stock as reported on the Nasdaq National Market on November 27, 1996, was $71,052,445.

     As of November 27, 1996, 11,115,520 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Specifically identified information in the registrant's definitive proxy statement for its Annual Meeting of Stockholders which is currently expected to be held on or about February 14, 1997, to be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     The following discussion contains forward-looking statements which involve risks and uncertainties, and the Company's actual experience may differ materially from that discussed below. Factors that may cause such differences include, but are not limited to, those discussed in "Factors Affecting Future Performance."

     Software 2000, Inc. (the "Company" or "Software 2000") develops, markets and supports enterprise-level business software applications for the financial management, human resource management and materials management functions of organizations in a broad range of industries worldwide. The Company also offers a specialized manufacturing system designed to manage process manufacturing operations. The Company's current line of products has been designed to take full advantage of the IBM AS/400 computing environment in a client/server configuration. The Company is currently developing versions of its principal products designed to run on additional hardware platforms using the Microsoft Windows NT Server operating system and to take advantage of World Wide Web technologies. The Company's more than 1,300 customers include Abbott Laboratories, Circus Circus Enterprises, Coca-Cola Enterprises, EDS Automotive Retail Group, Samsonite, Starbucks, TRW Information Systems & Services and Warner Bros. Records.

PRODUCTS

     Software 2000 offers enterprise-level business software applications designed to automate the back-office operations of mid-sized organizations and business units of large companies. The Company's products can function as stand-alone applications or as integrated suites of applications and may be interfaced with products from other vendors. The Company offers business applications that automate the financial management, human resources management, materials management and process manufacturing functions.

     The Company's "2000 series" of products are AS/400 server-based products which can function in a traditional host/terminal configuration or, with the addition of the Company's Infinium:Desktop Manager, in a host/PC configuration with a graphical user interface on the users' desktops. In addition, the Company is developing versions of its products for users of the Microsoft Windows NT operating system.

     The Company's Infinium:Financial Management, Infinium:Human Resources and Infinium:Materials Management object-oriented software products can be added to the AS/400-based Financial Management 2000, Human Resources 2000 or Materials Management 2000 product lines to provide a client/server computing architecture. In this configuration, some of the product functions traditionally provided by the AS/400 host application are distributed to the users' personal computers, providing more intuitive data access and analytical capabilities.

     The Company's Infinium products run under the Microsoft Windows, Windows 95, Windows NT and IBM OS/2 operating systems for personal computers.

     The Infinium product line is designed to allow non-technical business professionals to "mine" the information contained in the application databases without knowledge of the underlying database structure. The Company believes that Infinium's innovative "drag and drop" object-oriented user interface is an advance over standard graphical user interfaces because it represents the underlying data in the form of graphical icons and allows the user to interactively access data by manipulating the icons. For example, a user can simply drag the Vendor icon and drop it on an Invoice icon to see the invoice data for that particular company. Successive drag and drop operations can take the user to successively lower levels of detail as needed. In addition, the data in an Infinium application can be easily moved into popular spreadsheets or word processors for incorporation into reports or presentations. As a result, users spend less time searching for data and can devote more time to analysis and decision-making. The Company believes that its "object-oriented user interface" represents a competitive advantage in the business application software market.

     The Company believes that the Infinium architecture, which allows the Company's 2000 series AS/400 applications to function as either traditional host/terminal applications or object-oriented client/server applications, provides the Company's customers with a means of migrating to client/server without replacing their existing AS/400 business applications and offers a competitive solution to customers seeking to combine the benefits of client/server computing with the performance, stability and low cost of ownership of an AS/400 server-based architecture.

     The Company's financial management and human resources product lines, including its Infinium products, have been designed to support processing in the year 2000 and beyond. Software 2000 customers who use these applications will not experience a business interruption due to the inability to process transactions dated in the year 2000 or later. The Company's materials management and process manufacturing product lines are currently being revised to support year 2000 processing, and those modifications are expected to be completed during 1997.

     In fiscal 1996, the Company announced its Infinium:Websight product which allows Infinium customers to extend select application functionality to their customers, suppliers or employees through the Internet or their internal intranet. The first of these extensions for the Company's accounts receivable product was shipped during fiscal 1996, with additional releases planned for fiscal 1997.

     The Company presently offers enterprise-level business application products in the areas of financial management, human resource management, materials management and process manufacturing. In addition, the Company offers the Infinium:Desktop Manager product to allow customers of its character-based AS/400 host/terminal applications to add a graphical user interface and the Infinium:Websight product to allow Infinium customers to extend select application functionality to their customers, suppliers or employees through the Internet or their internal intranet. The product suites and included applications currently offered by Software 2000 are as follows:

     FINANCIAL MANAGEMENT                     HUMAN RESOURCES/PAYROLL
       Infinium: Financial Management           Infinium: Human Resources
       General Ledger 2000                      Payroll 2000
       Payables Ledger 2000                     Personnel 2000
       Accounts Receivable 2000                 Flexible Benefits 2000
       Fixed Assets 2000                        Training 2000
       Currency Management 2000                 Industrial Health 2000
       Global Taxation 2000

     MATERIALS MANAGEMENT                     PROCESS MANUFACTURING
       Infinium: Materials Management           Regulatory Management 2000
       Purchase Management 2000                 Formula Management 2000
       Inventory Control 2000                   Advanced Planning 2000
       Order Processing 2000                    Manufacturing Control 2000
       Electronic Exchange 2000                 Laboratory Analysis 2000

     FINANCIAL MANAGEMENT. The Company's Financial Management products provide key financial management and accounting functions for mid-sized organizations and business units of large companies. Infinium:Financial Management provides these applications with icon-based user access to the underlying accounting, statistical and performance data through graphical "drag and drop" operations. Software 2000's Financial Management products are in use at more than 700 companies. The Company's primary Financial Management applications are currently available in English, French, German, Dutch and Spanish versions for multi-national and international businesses. The current list license fees for Financial Management server products range from $3,800 to $244,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed. The current list license fee for Infinium:Financial Management is $3,000 for a single user, and multiple user discounts are available.

     HUMAN RESOURCES/PAYROLL. The Company's Human Resources/Payroll products are designed to handle the requirements of mid-sized organizations and business units of large companies. For example, the Royal Mail Letters division of the British Post Office produces payroll for more than 160,000 employees weekly using Software 2000's Human Resources products. Infinium:Human Resources provides these applications with icon-based user access to the underlying accounting, statistical and performance data through graphical "drag and drop" operations. The Company's Human Resources/Payroll products are in use at more than 600 organizations. While the Company offers versions of its Human Resources systems for use around the world, the Payroll system is localized and currently available for use in the United States, Canada, United Kingdom, Australia and New Zealand. The current list license fees for Human Resources/Payroll server products range from $10,000 to $239,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed. The current list license fee for Infinium:Human Resources is $3,000 for a single user, and multiple user discounts are available.

     MATERIALS MANAGEMENT. The Company's Materials Management products are targeted mainly to non-manufacturing businesses, such as hospitals, hotels, transportation companies, service organizations and utilities. These products integrate closely with the Financial Management product line, and are often considered an extension of the core financial applications. The Company's Materials Management products are in use at approximately 200 companies. The current list license fees for Materials Management products range from $15,000 to $143,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed. The current list license fee for Infinium:Materials Management is $3,000 for a single user, and multiple user discounts are available.

     PROCESS MANUFACTURING. The Company's Process Manufacturing products cover a full range of formula-based process manufacturing operations. These products are fully integrated with the Company's Financial Management 2000 product line. The Company's Process Manufacturing products are in use at more than 50 companies principally in the paint, sealant, adhesive and specialty chemical industries. The current list license fees for Process Manufacturing products range from $5,000 to $139,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed.

     INFINIUM:DESKTOP MANAGER. Infinium:Desktop Manager is designed to provide AS/400 customers with a first step toward client/server computing. Infinium:Desktop Manager provides a graphical user interface (GUI) and PC-based desktop to the Company's 2000 series business applications. Customers not yet ready to make a full commitment to client/server computing with the Infinium:Financial Management or Infinium:Human Resources products can still provide users with the productivity and ease-of-use of a graphical desktop by using Infinium:Desktop Manager. An Infinium:Desktop Manager Extended license is also available which provides the same GUI interface but permits use across non-Software 2000 character-based AS/400 applications, providing businesses with a consistent look and feel across all of their AS/400 applications to simplify training and support. The current list license fee for Infinium:Desktop Manager and Infinium:Desktop Manager Extended is $1,500 and $1,000, respectively, for a single user, and multiple user discounts are available.

     INFINIUM:WEBSIGHT. Infinium:Websight is designed to provide Infinium customers the ability to extend select application functionality to their customers, suppliers or employees through the Internet or their internal intranet. The first of these extensions for the Company's accounts receivable product was shipped during fiscal 1996, with additional releases planned for fiscal 1997. Currently, Infinium:Websight is provided on request, without charge, to Accounts Receivable 2000 customers who are active on maintenance.

CUSTOMER SUPPORT AND PRODUCT MAINTENANCE

     The Company believes that providing a high level of support to its customers is a critical requirement for customer satisfaction and the long-term success of the Company. The Company believes that it has established a strong history of responsiveness to customer requirements and a high level of support which have resulted in a loyal customer base. As of September 30, 1996 the Company had 76 employees in its customer support operations.

     The Company provides product updates and enhancements and customer support services under an annual maintenance program. Initial maintenance fees are based on a percentage of the list price of the licensed software products. As of September 30, 1996, the Company's deferred revenue attributable to maintenance contracts were $14.3 million. The renewal rate for annual maintenance for the Company's products was approximately 90% for the year ended September 30, 1996. Under the Company's standard license agreement, customers have the right to modify or enhance the Company's products; generally, in such event, the Company's obligation to provide warranty or maintenance service will terminate. Any modifications or enhancements developed by the customer that do not contain software code of the Company are owned by the customer.

     The Company's primary customer support center is located at the Company's headquarters in Hyannis, Massachusetts. The Company also maintains a support operation in its United Kingdom office and Singapore, servicing customers outside the United States. First-line support services for customers outside North America, the United Kingdom and Singapore are typically provided by the Company's independent distributors for those areas. The Company also offers an electronic support capability, called "S2K Link," which is based on IBM/Lotus Notes and which allows customers to access product release information, product bulletins and updates, and tip and technique information as well as to pursue ordinary customer support dialogues. The Company has recently launched a version of S2K Link that allows customers to access the Company's customer support services using Web browsers, called S2K Weblink.

EDUCATION AND CONSULTING SERVICES

     The Company offers a comprehensive series of fee-based training courses to its customers. Courses can be taken at the Company's headquarters in Hyannis, Massachusetts, or at regional training centers in the Atlanta, Chicago, Los Angeles, London and Toronto metropolitan areas. Course offerings can also be delivered at a customer's site.

     Software 2000's consulting services organization provides fee-based services to the Company's customers, including implementation assistance, project management, application extension or customization, integration with existing customer applications and similar services. The Company also trains and certifies third-party organizations, such as consulting firms and system integrators, to complement the Company's own service operation. The Company had 67 employees in its consulting services organization as of September 30, 1996.

CUSTOMERS

     The Company's products are used by more than 1,300 customers in a wide range of industries. No single customer accounted for 10% or more of revenue in fiscal years 1994, 1995 or 1996. A representative list of current major customers, segmented by industry concentration, who are currently active on maintenance with the Company and who have generated at least $100,000 in total revenue during the last five years, is shown below:


    AUTOMOTIVE                                  COMMUNICATIONS
      EDS Automotive Retail Group                 Hearst Magazines
      Mazda Motor of America                      MCA/Universal Studios/MCA Records
      Porsche Cars North America                  Newsweek Data Center
      Rolls-Royce Motor Cars                      USA Network
      Volvo North America                         Warner Bros. Records

    CONSUMER PRODUCTS                           DISTRIBUTION AND TRANSPORTATION
      Nintendo of America                         BOC Distribution Services
      NordicTrack                                 Builders Transport
      Playtex Apparel                             Burlington Motor Carriers
      Samsonite                                   M.S. Carriers
      Timberland                                  Roadway Logistic Systems

    FINANCIAL AND INSURANCE SERVICES            FOOD AND BEVERAGE PROCESSING
      Blue Cross and Blue Shield of Maryland      Blue Diamond Growers
      Countrywide Credit Industries               Coca-Cola Enterprises
      The FINOVA Group                            Sunkist Growers
      Texas Workers Insurance Compensation        Sysco
        Fund                                      Universal Foods
      TRW Information Systems & Services

    HEALTH CARE                                 HOSPITALITY
      Catholic Healthcare West                    Circus Circus Enterprises
      Landmark Medical Center                     Embassy Suites
      Optima Health                               Harrah's
      Tenet Healthcare                            MGM Grand Hotel
      York County Hospital                        Mirage Resorts

    MANUFACTURING                               PHARMACEUTICALS
      Alberta-Pacific Forest Industries           Abbott Laboratories
      Crown Cork & Seal Company                   Bausch & Lomb
      General Electric Canada                     Ciba Vision
      Harley-Davidson                             Ortho McNeil
      Saint Gobain Corporation                    Smithkline Beecham Animal Health

    RESTAURANTS                                 UTILITIES
      Arby's                                      Northwestern Public Service Company
      Baskin Robbins                              Southern Union Company
      Brinker International                       Florida Public Utilities Co.
      McDonalds-Australia                         Buckeye Pipeline Company
      Starbucks                                   Pacific Energy

SALES AND MARKETING

     The Company offers its products and services primarily through a direct sales force in the United States, Canada and the United Kingdom and through independent distributors in other geographic locations.

     The Company's sales efforts in North America are conducted by a direct sales force with offices in the Atlanta, Boston, Chicago, Dallas, Houston, Irvine and Toronto metropolitan areas. The Company also has a telesales operation in its Hyannis, Massachusetts headquarters to sell training, consulting services and product licenses to the Company's existing customer base. The Company conducts comprehensive marketing programs which include advertising, direct mail, telemarketing, seminars, public relations, trade shows and customer relations from its headquarters in Hyannis, Massachusetts. The Company's sales and marketing organization consisted of 115 employees as of September 30, 1996.

     The Company believes that its continued growth and profitability will require it to expand its existing international operations and enter new international markets. The Company's strategy is to substantially expand its network of independent distributors to provide a worldwide sales and marketing presence for its products. In particular, the Company intends to expand its distribution capabilities in the Asia/Pacific and Latin American markets by entering into business partner relationships with established third party software distribution and support organizations. The Company has recently entered into relationships with several international distributors, primarily in the Asia/Pacific markets. The Company had revenue of $3.3 million, $5.5 million and $7.6 million from sales to customers outside North America for the fiscal year ended August 31, 1994 and the fiscal years ended September 30, 1995 and 1996, respectively, representing 5.7%, 8.7% and 10.6% of total revenue, respectively.

PRODUCT DEVELOPMENT

     The Company devotes substantial resources to research and development in order to enhance and maintain the competitiveness of its products. The Company's research and development priorities fall into three principal areas: first, AS/400 product enhancements, including the development of new product features and functions, the incorporation of Internet-related technologies, the further internationalization of the Company's product lines and integration with third party complementary products; second, the development of versions of the Company's products that operate on Microsoft Windows NT; and third, the ongoing development of the Company's object-oriented Infinium architecture as the basis for its long-term product differentiation.

     The Company's primary research and development operations are located in Hyannis, Massachusetts, with smaller development teams located in the Company's Waltham, Massachusetts, Louisville, Kentucky, London, England and Paris, France area facilities. As of September 30, 1996, the Company had 145 employees in its research and development operations. The Company's research and development spending was approximately $16.1 million, $16.4 million and $17.3 million for the fiscal year ended August 31, 1994 and for the fiscal years ended September 30, 1995 and 1996, respectively.

STRATEGIC RELATIONSHIPS

IBM RELATIONSHIP

     Software 2000 has maintained a strategic relationship with IBM in a number of key areas, including sales, marketing and research and development. The Company participates in several formal and informal programs with IBM which the Company believes afford it valuable experience with IBM's AS/400 products and insights into its marketing plans. The Company is one of IBM's designated "Premier Business Partners" and has, in recent years, received numerous awards and recognitions from IBM, including IBM's Mark of Quality for its high-quality management practices and standards, the International Rightsizing Leadership Award and the IBM National Business Partner of the Year Award.

     The Company is a member of IBM's Market Development Program and has received funding and other assistance from IBM for the purposes of jointly marketing the Company's products and IBM AS/400 systems. In 1996, the Company participated in IBM's announcement of its new "Network PC" product line. As a prime provider of AS/400 business solutions, the Company has served as a test site for new IBM AS/400 and object-oriented products, obtaining valuable early experience with these technologies. The Company is a member of IBM's "Partners in Development" program, providing IBM with feedback regarding the design and development of the database and operating system of the AS/400 Advanced Server.

MICROSOFT RELATIONSHIP

     Software 2000 has entered into a relationship with Microsoft Corporation as part of the Company's overall strategy to provide a line of application products for the Windows NT server platform. The relationship is currently centered around the Company's application development activities, and includes participation in the Windows ISV Advisory Board, Microsoft Solution Developers Program, Solution Providers program and other less formal programs. The Company expects that its relationship with Microsoft will become more strategic as the Company's NT server products near commercial release.

SALES AND MARKETING RELATIONSHIPS

     The Company has entered into arrangements with several third party software vendors to jointly market their products along with the Infinium client/server product lines in order to provide a more comprehensive solution to Software 2000 customers. Since 1995, the Company has entered into strategic marketing relationships with:

          - SHOWCASE CORPORATION, for their STRATEGY Server, Query and Report Writer products, which provides client/server, graphical user interface for AS/400 query and report writing;

          - FRX SOFTWARE CORPORATION, a provider of client/server financial report writing, with remote distribution of reporting datasets via email or Internet;

          - PROCESS LOGISTIX, INC., a provider of supply chain operations and planning software, for its suite of planning and inventory products used in conjunction with the Software 2000 Process Manufacturing product suite;

          - RIPPE AND KINGSTON SYSTEMS, INC., for its plant and facility maintenance/management applications;

          - EDIFY CORPORATION, for the Edify Electronic Workforce and Agent Trainer products that provide AS/400 based interactive response services throughout Software 2000's product family;

          - CRITERION INCORPORATED, for its Blueprint product, an extension to Software 2000 Human Resources products for career development and succession planning;

          - DELTA DATA SOFTWARE, INC., who provides its Defined Contributions product line fully integrated with Software 2000 Human Resources/Payroll applications.

COMPETITION

     The business applications software market is highly competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timely development and introduction of new products and product enhancements, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company believes that it competes favorably on the basis of each of these factors.

     The Company's primary competitors are presently J.D. Edwards & Company, Lawson Software, PeopleSoft and SAP AG. The Company believes, however, that competition in its industry is undergoing rapid change and that the barriers to competition between market segments that have previously existed are decreasing. For example, SAP AG and PeopleSoft, which are currently major competitors within the Microsoft Windows NT client/server market, have entered the AS/400 market. J.D. Edwards & Company has recently introduced its AS/400 client/server product as well as products for other platforms. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from these and other established and emerging companies as the client/server business application software market continues to develop and expand. Certain of the Company's existing and potential competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and other established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company also expects that competition will increase as a result of software industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     The Company regards certain features of its internal operations, software and documentation as confidential and proprietary, and relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary intellectual property. The Company has no patents, and existing copyright laws afford only limited protection. The Company believes that, because of the rapid rate of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

     The Company provides its products to customers under non-exclusive, nontransferable licenses. The Company generally licenses its products solely for the customer's internal operations and only on designated computers. In certain circumstances, the Company makes available enterprise-wide licenses. The Company provides source code to its customers for certain of its products and has escrowed its source code with a commercial bank for the benefit of all customers. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

     From time to time, the Company licenses software from third parties for use with its products. The Company believes that no such license agreement to which it is presently a party is material and that if any such license agreement were to terminate for any reason, the Company would be able to obtain a license or otherwise acquire other comparable technology or software on terms that would not be materially adverse to the Company.

EMPLOYEES

     As of September 30, 1996, the Company employed 466 people, including 115 in sales and marketing, 145 in product development, 143 in customer support and field services and 63 in administration. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company is headquartered in Hyannis, Massachusetts, where it leases an aggregate of 75,000 square feet of space. Administrative, marketing, product development and customer support and service operations are located in the Hyannis space. The Company also leases 21,600 additional square feet of space in Waltham, Massachusetts which is shared by product development and field operations. Louisville, Kentucky is also used for product development operations where the Company leases 4,800 square feet. In addition, the Company leases an aggregate of 48,700 additional square feet for its field operations located in Atlanta, Chicago, Dallas, Houston, Irvine, Toronto and London. The Company believes that its existing facilities are adequate to meet current needs and that suitable additional space will be available as needed to accommodate any further physical expansion of corporate operations and for additional sales and service field offices.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year ended September 30, 1996 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SFWR". Public trading of the Common Stock commenced on November 17, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low closing prices, as reported by Nasdaq, for the periods indicated.

     FISCAL 1996                                                           HIGH     LOW
     -----------                                                           ----     ---
     First Quarter (from November 17)....................................  $10 3/4  $7 1/8
     Second Quarter......................................................   17 1/8   7
     Third Quarter.......................................................   19 3/8  12 3/4
     Fourth Quarter......................................................   18       8 1/4

     As of November 27, 1996 there were approximately 394 holders of record.

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein.

                                                                   YEAR ENDED
                                              ----------------------------------------------------
                                                       AUGUST 31,                SEPTEMBER 30,(1)
                                              -----------------------------     ------------------
CONSOLIDATED INCOME STATEMENT DATA:            1992       1993       1994        1995       1996
                                              -------    -------    -------     -------    -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
     Software license fees..................  $22,900    $20,679    $20,163     $21,080    $24,115
     Services revenue.......................   22,228     28,366     36,637      42,083     47,693
                                              -------    -------    -------     -------    -------
          Total revenue.....................   45,128     49,045     56,800      63,163     71,808
Costs and expenses:
     Cost of software license fees..........    1,378      1,923      2,845       3,829      3,823
     Cost of services.......................    8,623     11,096     13,396      15,333     16,562
     Research and development...............    9,208      8,911     12,980      12,725     13,775
     Sales and marketing....................   16,502     19,747     20,008      19,651     23,822
     General and administrative.............    5,258      6,524      5,330       6,245      6,616
     Write-off of goodwill(2)...............    1,805         --         --          --         --
                                              -------    -------    -------     -------    -------
          Total operating costs and
            expenses........................   42,774     48,201     54,559      57,783     64,598
                                              -------    -------    -------     -------    -------
Income from operations......................    2,354        844      2,241       5,380      7,210
Other income (expense), net.................     (367)        62        (83)        293      1,526
                                              -------    -------    -------     -------    -------
Income before provision for income taxes and
  cumulative effect of change in accounting
  principle.................................    1,987        906      2,158       5,673      8,736
Provision for income taxes..................    1,206        367        916       1,989      3,146
                                              -------    -------    -------     -------    -------
Income before cumulative effect of change in
  accounting principle......................      781        539      1,242       3,684      5,590
Cumulative effect of change in accounting
  principle.................................       --         --        260          --         --
                                              -------    -------    -------     -------    -------
Net income..................................  $   781    $   539    $ 1,502     $ 3,684    $ 5,590
                                              =======    =======    =======     =======    =======
Net income per share(3).....................  $  0.08    $  0.05    $  0.15     $  0.40    $  0.49
                                              =======    =======    =======     =======    =======
Weighted average common and common
  equivalent shares outstanding(3)..........   10,214     10,495     10,825       9,401     11,369
                                              =======    =======    =======     =======    =======

                                                                   YEAR ENDED
                                              ----------------------------------------------------
                                                       AUGUST 31,                SEPTEMBER 30,(1)
                                              -----------------------------     ------------------
CONSOLIDATED BALANCE SHEET DATA:               1992       1993       1994        1995       1996
                                              -------    -------    -------     -------    -------
                                                                 (IN THOUSANDS)
Cash, cash equivalents, and marketable
  securities................................  $13,790    $13,581    $15,222     $16,183    $43,337
Total assets................................   30,953     35,380     43,495      44,004     75,704
Deferred revenue............................   12,885     17,951     22,531      25,017     24,853
Long-term obligations under capital
  leases....................................    2,275        849         --          --         --
Total liabilities...........................   25,280     29,159     35,635      39,172     40,054
Mandatorily redeemable common stock.........    7,752      7,752      7,752          --         --
Stockholders' equity (deficit)..............   (2,079)    (1,531)       108       4,832     35,650

---------------

(1) The Company changed its fiscal year end to September 30, effective with the fiscal year ended September 30, 1995. Accordingly, the September 1994 results are not included in the data presented above. See Note 2 to the consolidated financial statements.

(2) Goodwill, representing the excess of the purchase price over the fair value of net assets acquired at the date of acquisition, was determined to be permanently impaired and therefore written-off based on significantly less than anticipated results of operations subsequent to the acquisition and lower projected future results.

(3) The Company repurchased 1,632,000 shares of common stock from venture capital investors in September 1994. See Note 8 to consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain debt, equity or other financing, and the Company's ability to generate cash from operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties, as more fully described under "Factors Affecting Future Performance." Actual results may differ materially.

OVERVIEW

     Software 2000 was founded in 1981 and offers a broad range of financial management, human resource management, materials management and process manufacturing business software applications that presently run on the IBM AS/400 hardware platform. The Company's revenue is derived from two sources: software license fees and service revenue. License fees include revenue from noncancellable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products marketed by the Company. Software license fee revenue is recognized upon shipment of the software and when all significant contractual obligations have been satisfied.

     The Company released for general availability its first client/server products, the Infinium line, during the second quarter of fiscal 1995. From fiscal 1992 through the second quarter of fiscal 1995, software license fees were relatively constant due to the unavailability of such client/server products. Service revenue continued to grow, however, due to the increase in the Company's installed base of customers and the growth in the Company's consulting services practice.

     The Company did not have any software license fees categorized as client/server revenues in fiscal 1994. Software license fee revenue from the Company's client/server products for the year ended September 30, 1995 was $6.2 million, which constituted 29.4% of total license fees and 9.8% of total revenue for such fiscal year. For the year ended September 30, 1996, client/server revenue was $14.1 million or 58.5% of total license fees and 19.6% of total revenue.

     The Company's service revenue is comprised of software maintenance fees and fees for consulting services. Maintenance fees are billed separately and are recognized ratably over the maintenance period, which is typically one year. The Company's growing customer base has led to continued growth in maintenance fees. For each of the years ended September 30, 1995 and 1996 the Company experienced a maintenance renewal rate in excess of 90%. Gross margins for the Company's maintenance revenue is typically higher than gross margins for the Company's other sources of service revenue. In addition to offering maintenance services, the Company commenced a consulting services practice in fiscal 1992 to offer implementation, consulting and training services for Software 2000 products. Consulting services revenue is recognized as the services are performed. The table below summarizes the composition and growth in the Company's service revenue.

                                                                      YEAR ENDED
                                                            ------------------------------
                                                                           SEPTEMBER 30,
                                                            AUGUST 31,   -----------------
                                                              1994         1995     1996
                                                            ----------   -------   -------
                                                                    (IN THOUSANDS)
     Software maintenance revenue.........................   $ 21,698    $25,952   $30,300
     Consulting services revenue..........................     14,939     16,131    17,393
                                                             ---------   -------   -------
          Total service revenue...........................   $ 36,637    $42,083   $47,693
                                                             =========   =======   =======

     The Company changed its fiscal year end from August 31 to September 30 effective with the fiscal year ended September 30, 1995. Accordingly, the results of operations for the year ended September 30, 1995 do not include the results of operations for the month of September 1994. See Note 2 to consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the Company's consolidated income statement data expressed as a percentage of total revenues.

                                                                            YEAR ENDED
                                                                   ----------------------------
                                                                                 SEPTEMBER 30,
                                                                   AUGUST 31,   ---------------
                                                                      1994      1995      1996
                                                                   ----------   -----     -----
Revenue:
     Software license fees.......................................      35.5%     33.4%     33.6%
     Service revenue.............................................      64.5      66.6      66.4
                                                                      -----     -----     -----
          Total revenue..........................................     100.0     100.0     100.0
                                                                      -----     -----     -----
Costs and expenses:
     Cost of software license fees...............................       5.0       6.1       5.3
     Cost of services............................................      23.6      24.3      23.1
     Research and development....................................      22.9      20.1      19.2
     Sales and marketing.........................................      35.2      31.1      33.2
     General and administrative..................................       9.4       9.9       9.2
                                                                      -----     -----     -----
          Total operating costs and expenses.....................      96.1      91.5      90.0
                                                                      -----     -----     -----
Income from operations...........................................       3.9       8.5      10.0
Other income (expense), net......................................      (0.1)      0.5       2.1
                                                                      -----     -----     -----
Income before provision for income taxes and cumulative effect of
  change in accounting principle.................................       3.8       9.0      12.1
Provision for income taxes.......................................       1.6       3.2       4.4
                                                                      -----     -----     -----
Income before cumulative effect of change in accounting
  principle......................................................       2.2       5.8       7.7
Cumulative effect of change in accounting principle..............       0.5        --        --
                                                                      -----     -----     -----
Net income.......................................................       2.7%      5.8%      7.7%
                                                                      =====     =====     =====

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

     REVENUE. Total revenue, consisting of software license fees and service revenue, increased 13.7%, from $63.2 million for the year ended September 30, 1995 to $71.8 million for the year ended September 30, 1996. The increase was primarily due to growth in maintenance fees, and to a lesser extent, software license fees and consulting services revenue.

     License fee revenue increased 14.4%, from $21.1 million for the year ended September 30, 1995 to $24.1 million for the year ended September 30, 1996. The growth was due primarily to continued market acceptance of the Company's Infinium client/server products and continued growth in international revenue, primarily in the Asia/Pacific Region.

     Service revenue increased 13.3%, from $42.1 million for the year ended September 30, 1995 to $47.7 million for the year ended September 30, 1996. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance and consulting services revenue.

     Revenue in North America increased 11.3%, from $57.7 million for the year ended September 30, 1995 to $64.2 million for the year ended September 30, 1996. Income from operations in North America increased from $5.7 million in fiscal 1995 to $7.2 million in fiscal 1996. Europe and other international revenue grew 38.2%, from $5.5 million for the year ended September 30, 1995 to $7.6 million for the year ended September 30, 1996 due to greater market penetration in Europe and the Asia/Pacific Region. Loss from operations in Europe decreased from $864,000 in fiscal 1995 to $272,000 in fiscal 1996 primarily due to profitable operations in the United Kingdom. Operating losses in Europe outside of the United Kingdom can be attributed to product investments for the European market. Income from operations in other international areas (primarily in the South East Asian markets) was impacted by sales and marketing investments resulting in a decrease of operating profit from $518,000 in fiscal 1995 to $285,000 in fiscal 1996.

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of the cost of product media, manuals, shipping and amortization expense related to capitalized software development costs. Cost of software license fees remained unchanged at $3.8 million for fiscal years ended September 30, 1995 and 1996. Cost of software license fees as a percentage of software license fee revenue decreased from 18.2% for the year ended September 30, 1995 to 15.9% for the year ended September 30, 1996. The decrease in the cost of software license fees as a percentage of software license fee revenue was primarily due to a $160,000 write-off of certain capitalized software development costs in the first fiscal quarter of 1995 offset by increased capitalized software amortization in fiscal 1996.

     COST OF SERVICES. Cost of services consists of costs to provide training, technical support and implementation consulting services to customers of Software 2000 products. Cost of services increased from $15.3 million for the year ended September 30, 1995 to $16.6 million for the year ended September 30, 1996. Cost of services as a percentage of service revenue declined from 36.4% for the year ended September 30, 1995 to 34.7% for the year ended September 30, 1996. The decrease in the cost of services as a percentage of service revenue is primarily attributed to a higher rate of growth in software maintenance revenue as compared to the associated expense of delivering such incremental services. The increase in dollar amount of such costs resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, continued growth in the customer base and the resulting increase in customer support call volume.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel costs. Software 2000 has made significant investments in research and development spending (that is, research and development expenses as reflected in the Company's consolidated statement of income plus capitalized software development costs and funded research) in the past several fiscal years to bring the Infinium client/server products to market. The Company believes that this significant level of research and development spending is critical to building long-term product and technology advantages in the market. The following table sets forth for the periods indicated the relationship between the Company's research and development expenses as recorded on its consolidated statement of income and its total research and development spending.

                                                                         YEAR ENDED
                                                              --------------------------------
                                                                              SEPTEMBER 30,
                                                              AUGUST 31,    ------------------
                                                                 1994         1995      1996
                                                              ----------    -------    -------
                                                                       (IN THOUSANDS)
Research and development expenses...........................    $12,980     $12,725    $13,775
Capitalized software development costs......................      3,166       2,542      3,543
Funded research.............................................         --       1,131         --
                                                                -------     -------    -------
Research and development spending...........................    $16,146     $16,398    $17,318
                                                                =======     =======    =======
Research and development spending as a percentage of
  revenue...................................................       28.4%       26.0%      24.1%
                                                                =======     =======    =======

     Research and development expenses increased from $12.7 million for the year ended September 30, 1995 to $13.8 million for the year ended September 30, 1996. Research and development expenses as a percentage of total revenue was 20.1% for the year ended September 30, 1995 and 19.2% for the year ended September 30, 1996. Research and development spending increased 5.6%, from $16.4 million for the year ended September 30, 1995 to $17.3 million for the year ended September 30, 1996. The Company capitalized $2.5 million of software development costs for the year ended September 30, 1995 and $3.5 million for the year ended September 30, 1996. Additionally, in August, 1994, the Company and a business partner entered into an agreement under which the business partner has partially funded certain of the Company's client/server development activities. Of the funding received under this agreement, $1.1 million has been reflected as a reduction of research and development expenses for the year ended September 30, 1995. No such amounts were received in fiscal 1996.

     In November 1996, the Company entered into an agreement with a business partner for the business partner to partially fund the Company's development activities in enabling double byte character set capabilities of certain of the Company's Human Resources products. The agreement could provide up to $490,000 of assistance towards this initiative based on the achievement of certain milestones.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, travel, promotional expenses, facilities and computers and communications costs. Sales and marketing expenses increased 21.2 % from $19.7 million for the year ended September 30, 1995 to $23.8 million for the year ended September 30, 1996. Sales and marketing expenses as a percentage of total revenue increased from 31.1% for the year ended September 30, 1995 to 33.2% for the year ended September 30, 1996. The increase in dollar amount as well as the percentage of total revenue for the year was attributable to an increase in commissions expense due to increased software license fees, including an increase in the sale of Software 2000 products by business partners in international markets which typically carry higher commission costs. The Company is in the process of expanding its distribution channels, both domestically and internationally, with an emphasis on the Asia/Pacific and Latin America markets. Accordingly, sales and marketing expenses may continue to increase in the future.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, administrative, financial and legal personnel, as well as provisions for doubtful accounts, insurance and outside professional fees. General and administrative expenses increased 5.9%, from $6.2 million for the year ended September 30, 1995 to $6.6 million for the year ended September 30, 1996. General and administrative expenses as a percentage of total revenue decreased from 9.9% for the year ended September 30, 1995 to 9.2% for the year ended September 30, 1996. The increase in dollar amount of general and administrative expenses was related to an increase in additional costs, such as Directors and Officers liability insurance costs, and professional fees related to operating a public company.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net consists of interest income, interest expense and foreign exchange loss. Other income (expense), net increased from $293,000 for the year ended September 30, 1995 to $1.5 million for the year ended September 30, 1996. The increase is primarily attributed to interest income earned from invested funds attained in connection with the Company's public stock offerings. See Note 5 to consolidated financial statements.

     PROVISION FOR INCOME TAXES. The provisions for federal, state and foreign income taxes were $2.0 million and $3.1 million for the years ended September 30, 1995 and 1996, respectively. The effective tax rates were 35.1% for the year ended September 30, 1995 and 36.0% for the year ended September 30, 1996. The increase in the effective tax rate was primarily due to an increase in the provision for state income taxes.

YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO YEAR ENDED AUGUST 31, 1994

     REVENUE. Total revenue increased 11.2%, from $56.8 million for the year ended August 31, 1994 to $63.2 million for the year ended September 30, 1995. The increase was primarily due to growth in maintenance fees, and to a lesser extent, software license fees and consulting services revenue.

     License fee revenue increased 4.5%, from $20.2 million for the year ended August 31, 1994 to $ 21.1 million for the year ended September 30, 1995. This modest growth was due to the unavailability of the Company's client/server products until late in the second quarter of fiscal 1995. After the introduction of client/server product software, license fees grew 23.0% in the last two quarters of fiscal 1995 as compared to the last two quarters of fiscal 1994, from $11.3 million to $13.9 million, respectively.

     Service revenue increased 14.9%, from $36.6 million for the year ended August 31, 1994 to $42.1 million for the year ended September 30, 1995. The increase was primarily attributable to an increase in the installed base of customers and to a lesser extent increases in consulting services and training revenue.

     Revenue in North America increased 7.7%, from $53.5 million for the year ended August 31, 1994 to $57.7 million for the year ended September 30, 1995. Income from operations in North America increased from $3.9 million in fiscal 1994 to $5.7 million in fiscal 1995. Europe and other international revenue grew 68.1%, from $3.3 million for the year ended August 31, 1994 to $5.5 million for the year ended September 30, 1995 due to greater market penetration in Europe and the Asia/Pacific Region. Loss from operations in Europe decreased from $1.8 million in fiscal 1994 to $864,000 in fiscal 1995. Operating losses in Europe can be attributed to the investment in infrastructure for the European market. Income from operations in other international areas increased from $128,000 in fiscal 1994 to $518,000 in fiscal 1995.

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees increased 34.6%, from $2.8 million for the year ended August 31, 1994 to $3.8 million for the year ended September 30, 1995. Cost of software license fees as a percentage of software license fee revenue increased from 14.1% for the year ended August 31, 1994 to 18.2% for the year ended September 30, 1995. The increase in dollar amount and as a percentage of revenue was primarily due to a $510,000 increase in amortization expense related to capitalized software development costs and a $160,000 write-off of certain capitalized software development costs relating to a foreign language version of the Company's financial management products for a market the Company decided not to enter into in the near term. All associated capitalized software development costs were written off.

     COST OF SERVICES. Cost of services increased from $13.4 million for the year ended August 31, 1994 to $15.3 million for the year ended September 30, 1995. Cost of services as a percentage of service revenue remained relatively constant at 36.6% for the year ended August 31, 1994 and 36.4% for the year ended September 30, 1995. The increase in dollar amount of such costs resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, continued growth in the customer base and the resulting increase in customer support call volume.

     RESEARCH AND DEVELOPMENT. Research and development expenses remained relatively constant at $13.0 million for the year ended August 31, 1994 and $12.7 million for the year ended September 30, 1995. Research and development expenses as a percentage of total revenue were 22.9% for the year ended August 31, 1994 and 20.1% for the year ended September 30, 1995. Research and development spending increased 1.6%, from $16.1 million for the year ended August 31, 1994 to $16.4 million for the year ended September 30, 1995. The Company capitalized $3.2 million of software development costs for the year ended August 31, 1994 and $2.5 million for the year ended September 30, 1995. Additionally, in August, 1994, the Company and a business partner entered into an agreement under which the business partner has partially funded certain of the Company's client/server development activities. Of the funding received under this agreement, $1.1 million has been reflected as a reduction of research and development expenses for the year ended September 30, 1995.

     SALES AND MARKETING. Sales and marketing expenses remained relatively constant at $20.0 million for the year ended August 31, 1994 and $19.7 million for the year ended September 30, 1995. Sales and marketing expenses as a percentage of total revenue decreased from 35.2% for the year ended August 31, 1994 to 31.1% for the year ended September 30, 1995. The decrease as a percentage of total revenue for the year ended September 30, 1995 was attributable to the increase in service revenue, which typically have lower sales and marketing costs relative to license fee revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 17.2%, from $5.3 million for the year ended August 31, 1994 to $6.2 million for the year ended September 30, 1995. General and administrative expenses as a percentage of total revenue increased from 9.4% for the year ended August 31, 1994 to 9.9% for the year ended September 30, 1995. The increases in dollar amount and as a percentage of revenue resulted primarily from a $296,000 increase in the provision for doubtful accounts due to continued growth in the customer base as well as a $359,000 related to an increase in staffing necessary to support growth, principally from the creation of internal training and quality standards departments.

     PROVISION FOR INCOME TAXES. The provisions for federal, state and foreign income taxes were $916,000 and $2.0 million for the year ended August 31, 1994 and for the year ended September 30, 1995, respectively. The effective tax rates were 42.4% for the year ended August 31, 1994 and 35.1% for the year ended September 30, 1995. The decrease in the effective tax rate was primarily due to a reduction in permanent differences between net income for financial statement and income tax purposes for the year ended September 30, 1995. Effective September 1, 1993, the Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a prospective basis. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. See Note 6 to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had cash, cash equivalents and marketable securities of $43.3 million. This was $27.1 million more than the $16.2 million in cash, cash equivalents and marketable securities on hand at September 30, 1995. The principal sources of cash, cash equivalents and marketable securities were the net proceeds from the Company's public stock offerings as well as provided by operating activities. The principal uses of cash, cash equivalents and marketable securities during the year were expenditures to fund software development and purchases and leasing of property and equipment.

     The Company's $5.0 million working capital revolving line of credit with a bank expired October 1, 1996. The Company had no borrowings under this facility and thus no amounts were outstanding at September 30, 1996.

     The Company's accounts receivable balances, net of the allowance for doubtful accounts were $11.8 million at September 30, 1995 and $12.4 million at September 30, 1996. Days sales of receivables outstanding remained unchanged at 54 days at both September 30, 1995 and 1996. Deferred revenue was essentially unchanged year over year or $25.0 million at September 30, 1995 and $24.9 million at September 30, 1996. Included in the September 30, 1996 deferred revenue balance was $14.4 million of deferred maintenance revenue, $8.6 million of deferred consulting services revenue and $1.9 million of deferred software license fee revenue. Included in deferred software license fee revenue at September 30, 1996 is $1.4 million representing a software license agreement entered into in the fourth quarter of fiscal 1995 with Electronic Data Systems Corporation that will be recognized ratably through fiscal 1998.

     The Company believes that cash, cash equivalents and marketable securities as well as cash flow from operations will be sufficient to fund its operations at least through fiscal 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In October, 1995 the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation". The Company has elected to adopt SFAS 123 through disclosure only.

FACTORS AFFECTING FUTURE PERFORMANCE

     The Company's quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Company's common stock. Quarterly revenue and operating results may fluctuate as a result of a variety of factors, including the Company's lengthy sales cycle, the proportion of revenue attributable to license fees versus service revenue, changes in the level of operating expenses, demand for the Company's products, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the purchase of the Company's products often involves a significant commitment of capital by its customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company historically has operated with little software license backlog because its software products are generally shipped as orders are received. The Company has often recognized a substantial portion of its revenue in the last month of the quarter and often in the last week of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month or last week of that quarter. Accordingly, a small variation in the timing of recognition of revenue for specific transactions is likely to adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of its expected future revenue and only a small portion of the Company's expenses vary with its revenue. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Although the Company has been profitable in recent quarterly periods, there can be no assurance that the Company will remain profitable on a quarterly basis, if at all.

     The Company's business has experienced and is expected to continue to experience significant seasonality. In recent years, the Company has had greater demand for its products in its fourth fiscal quarter and has experienced lower revenue in its succeeding first and second fiscal quarters. The fluctuations are caused primarily by customer purchasing patterns and the Company's sales recognition programs which reward and recognize sales personnel on the basis of achievement of annual performance quotas. Due to the foregoing factors and the factors set forth under "Overview" and "Results of Operations" above, it is likely that in some future quarter the Company's operating results will be below the expectations of the Company and public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

     The business applications software market is characterized by rapid technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend in part on its ability to enhance products and services and to develop and introduce new products and services to meet changing client requirements. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and enhancements, or that any new products and product enhancements it may introduce will achieve market acceptance. In addition, there can be no assurance that the Company will not encounter product development delays in the future or that, despite testing by the Company, errors will not be found in new products or product enhancements after commencement of commercial shipments, resulting in loss of market share, delay in market acceptance, or warranty claims which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company's products, maintenance and other services related thereto, are presently designed for users of IBM AS/400 mid-range computers. Future revenue from licenses of present products and sales of services and recurring maintenance revenue are therefore dependent on continued widespread use of the AS/400 and the continued support of such computers by IBM. Because the Company's primary current source of revenue comes from customers using IBM mid-range computers, a significant shift in the way the Company's customers use computers may have a material adverse effect on the Company's business. In addition, because the Company's current product line requires the use of IBM's OS/400 operating system, the Company may be required to adapt its products to any changes made in such operating system in the future. The Company's inability to adapt to future changes in the OS/400 operating system, or delays in doing so, could have a material adverse effect on the Company's business, operating results and financial condition.

     Although the Company is developing software applications to operate on additional hardware platforms and operating systems, such as the Microsoft Windows NT operating system, as well as to operate over the Internet and within corporate intranets, there can be no assurance that the Company will be successful in developing and implementing such capabilities. The Company's development and implementation of versions of its business software applications to run on Microsoft Windows NT servers involve significant research and development expenditures and more intense competition from a larger number of competitors. There can be no assurance that the Company will be successful in developing and marketing these products or will be able to compete successfully against current or future competitors.

     The business applications software market is highly competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timely development and introduction of new products and product enhancements, product functionality, performance, price reliability, customer service and support, sales and marketing efforts and product distribution. The Company believes that competition in its industry is undergoing rapid change and that the barriers to competition between market segments that have previously existed are decreasing. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server business applications software market continues to develop and expand. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, operating results and financial condition.

     Revenue from customers outside North America represented 8.7% and 10.6% of the Company's total revenue in fiscal 1995 and fiscal 1996, respectively. The Company believes that its revenue and future operating results will depend, in part, on its ability to increase sales in international markets. There can be no assurance that the Company will be able to maintain or increase its current level of international revenue. An important part of the Company's strategy is to expand its indirect marketing channels in international markets. There can be no assurance that the Company will be able to attract and retain international distributors and resellers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to attract and retain important resellers could materially and adversely affect the Company's business, operating results and financial condition. Other risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payments cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors would not have a material adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item and as listed in Item 14(a)(1) and
(2) of this Report is included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is hereby incorporated by reference from the information contained under the heading "Election of Directors" in the Company's definitive proxy statement of the Company's 1996 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

     Certain information concerning directors and executive officers is hereby incorporated by reference to the information contained under the headings "Occupation of Directors and Executive Officers" and "Stock Ownership Reporting" in the Definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the information contained under the heading "Compensation and Other Information Concerning Directors and Officers" in the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the information contained under the heading "Management and Principal Holders of Voting Securities" in the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the information contained under the heading "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of the Company are filed as part of this Report:

                                                                                       PAGE
                                                                                       -----
Report of independent accountants....................................................   F-1

Consolidated balance sheet at September 30, 1995 and 1996............................   F-2

Consolidated statement of income for the year ended August 31, 1994, and the years
  ended September 30, 1995 and 1996..................................................   F-3

Consolidated statement of stockholders' equity (deficit) for the year ended August
  31, 1994 and the years ended September 30, 1995 and 1996...........................   F-4

Consolidated statement of cash flows for the year ended August 31, 1994 and the years
  ended September 30, 1995 and 1996..................................................   F-5

Notes to consolidated financial statements...........................................   F-6

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule of the Company is filed as part of this Report:

                                                                                        PAGE
                                                                                        ----
Schedule II -- Valuation and Qualifying Accounts......................................  S-1

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3) INDEX TO EXHIBITS

     See attached Index to Exhibits on pages X-1 through X-2 of this Form 10-K.

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of December, 1996.
                                            SOFTWARE 2000, INC.

                                            BY:     /S/  DANIEL J. KOSSMANN
                                               .................................
                                                     DANIEL J. KOSSMANN
                                                  VICE PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER

     We, the undersigned officers and directors of Software 2000, Inc., hereby severally constitute and appoint Robert A. Pemberton and Daniel J. Kossmann, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities to do all things in our names and on behalf in such capacities to enable Software 2000, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                              TITLE                      DATE
                ---------                              -----                      ----
         /S/ ROBERT A. PEMBERTON            Chairman of the Board            December 20, 1996
 ..........................................
           ROBERT A. PEMBERTON

          /S/ FREDERICK J. LIZZA            President, Chief Executive       December 20, 1996
 ..........................................  Officer and Director
            FREDERICK J. LIZZA              (Principal Executive
                                            Officer)

          /S/ DANIEL J. KOSSMANN            Chief Financial Officer,         December 20, 1996
 ..........................................  (Principal Financial and
            DANIEL J. KOSSMANN              Accounting Officer)

          /S/ R. STEPHEN CHEHEYL            Director                         December 20, 1996
 ..........................................
            R. STEPHEN CHEHEYL

            /S/ MANUEL CORREIA              Director                         December 20, 1996
 ..........................................
              MANUEL CORREIA

           /S/ ROLAND D. PAMPEL             Director                         December 20, 1996
 ..........................................
             ROLAND D. PAMPEL

         /S/ ROBERT P. SCHECHTER            Director                         December 20, 1996
 ..........................................
           ROBERT P. SCHECHTER

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Software 2000, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 20 present fairly, in all material respects, the financial position of Software 2000, Inc. and its subsidiaries at September 30, 1995 and 1996, and the results of their operations and their cash flows for the year ended August 31, 1994, for the one-month period ended September 30, 1994, and for the years ended September 30, 1995 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boston, Massachusetts
October 25, 1996

                              SOFTWARE 2000, INC.

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              SEPTEMBER 30,
                                                                            ------------------
                                                                              1995      1996
                                                                            --------   -------
                                            ASSETS
Current assets:
     Cash and cash equivalents............................................   $ 8,161   $ 7,817
     Marketable securities at fair market value...........................     8,022    35,520
     Accounts receivable, less allowance for doubtful accounts of $1,145
      and $1,250 at September 30, 1995 and 1996, respectively.............    11,836    12,354
     Deferred income taxes................................................     2,583     2,427
     Prepaid expenses and other current assets............................     2,444     3,569
                                                                             -------   -------
          Total current assets............................................    33,046    61,687
Property and equipment, net...............................................     4,053     6,047
Capitalized software development costs, net...............................     5,371     6,171
Other assets..............................................................     1,534     1,799
                                                                             -------   -------
          Total assets....................................................   $44,004   $75,704
                                                                             =======   =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.....................................................   $ 3,259   $ 4,495
     Accrued expenses.....................................................     7,064     7,300
     Income taxes payable.................................................     2,375     1,368
     Deferred revenue.....................................................    25,017    24,853
                                                                             -------   -------
          Total current liabilities.......................................    37,715    38,016
                                                                             -------   -------
Deferred income taxes.....................................................     1,457     2,038
                                                                             -------   -------
Commitments (Notes 12 and 13)
Common stock, $.01 par value; authorized 40,000 shares, issued and outstanding 8,258 and 11,114 shares at September 30, 1995 and 1996,
  respectively............................................................        83       111
Additional paid-in capital................................................     2,573    27,394
Retained earnings.........................................................     2,555     8,145
Notes receivable -- stockholders..........................................      (379)       --
                                                                             -------   -------
          Total stockholders' equity......................................     4,832    35,650
                                                                             -------   -------
          Total liabilities and stockholders' equity......................   $44,004   $75,704
                                                                             =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                              SOFTWARE 2000, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEAR ENDED
                                                              ------------------------------------
                                                                                 SEPTEMBER 30,
                                                              AUGUST 31,      --------------------
                                                                 1994          1995         1996
                                                              ----------      -------      -------
                                                                            (NOTE 2)
Revenue:
  Software license fees......................................   $20,163       $21,080      $24,115
  Service revenue............................................    36,637        42,083       47,693
                                                                -------       -------      -------
     Total revenue...........................................    56,800        63,163       71,808
                                                                -------       -------      -------
Costs and expenses:
  Cost of software license fees..............................     2,845         3,829        3,823
  Cost of services...........................................    13,396        15,333       16,562
  Research and development...................................    12,980        12,725       13,775
  Sales and marketing........................................    20,008        19,651       23,822
  General and administrative.................................     5,330         6,245        6,616
                                                                -------       -------      -------
     Total operating costs and expenses......................    54,559        57,783       64,598
                                                                -------       -------      -------
Income from operations.......................................     2,241         5,380        7,210
                                                                -------       -------      -------
Other income (expense), net..................................       (83)          293        1,526
                                                                -------       -------      -------
Income before provision for income taxes and cumulative
  effect of change in accounting principle...................     2,158         5,673        8,736
Provision for income taxes...................................       916         1,989        3,146
                                                                -------       -------      -------
Income before cumulative effect of change in accounting
  principle..................................................     1,242         3,684        5,590
Cumulative effect of change in accounting principle..........       260            --           --
                                                                -------       -------      -------
Net income...................................................   $ 1,502       $ 3,684      $ 5,590
                                                                =======       =======      =======
Per share data:
  Income before cumulative effect of change in accounting
     principle...............................................   $  0.12       $  0.40      $  0.49
  Cumulative effect of change in accounting principle........      0.03            --           --
                                                                -------       -------      -------
     Net income per share....................................   $  0.15       $  0.40      $  0.49
                                                                =======       =======      =======
Weighted average common and common equivalent shares
  outstanding................................................    10,825         9,401       11,369
                                                                =======       =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                              SOFTWARE 2000, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEAR ENDED AUGUST 31, 1994 AND THE
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1996
                                 (IN THOUSANDS)

                                                                       RETAINED                       TOTAL
                                     COMMON             ADDITIONAL     EARNINGS        NOTES       STOCKHOLDERS'
                                     SHARES    COMMON    PAID-IN     (ACCUMULATED   RECEIVABLE-       EQUITY
                                     ISSUED    STOCK     CAPITAL       DEFICIT)     STOCKHOLDERS    (DEFICIT)
                                     ------    ------   ----------   ------------   ------------   ------------
Balance at August 31, 1993.........   8,232     $ 82      $ 1,146       $(2,285)        $(474)        $(1,531)
Stock issued upon exercise of stock
  options..........................      14                    40                                          40
Compensatory stock option
  issuance.........................                            80                                          80
Repayments of notes receivable
  stockholders.....................                                                        17              17
Net income for the year............                                       1,502                         1,502
                                     ------     ----      -------       -------         -----         -------
Balance at August 31, 1994.........   8,246       82        1,266          (783)         (457)            108
Net loss for the one-month period
  ended September 30, 1994
  (Note 2).........................                                        (346)                         (346)
                                     ------     ----      -------       -------         -----         -------
Balance at September 30, 1994......   8,246       82        1,266        (1,129)         (457)           (238)
Stock issued upon exercise of stock
  options..........................      12        1           32                                          33
Repayments of notes receivable --
  stockholders.....................                                                        78              78
Capital contributions from
  stockholders (Note 11)...........                         1,275                                       1,275
Net income for the year............                                       3,684                         3,684
                                     ------     ----      -------       -------         -----         -------
Balance at September 30, 1995......   8,258       83        2,573         2,555          (379)          4,832
Stock issued in connection with
  initial public stock offering,
  net of offering expenses.........   1,334       13       12,814                                      12,827
Stock issued in connection with
  follow-on public stock offering,
  net of offering expenses.........     500        5        6,558                                       6,563
Stock issued upon exercise of stock
  options and warrants.............     974       10        3,052                                       3,062
Stock issued in connection with
  employee stock purchase plan.....      48       --          447                                         447
Income tax benefit from exercise of
  stock options....................                         1,950                                       1,950
Repayments of notes receivable --
  stockholders.....................                                                       379             379
Net income for the year............                                       5,590                         5,590
                                     ------     ----      -------       -------         -----         -------
Balance at September 30, 1996......  11,114     $111      $27,394       $ 8,145         $  --         $35,650
                                     ======     ====      =======       =======         =====         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                              SOFTWARE 2000, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED
                                                           --------------------------------------
                                                                               SEPTEMBER 30,
                                                           AUGUST 31,      ----------------------
                                                              1994           1995          1996
                                                           ----------      --------      --------
                                                                           (NOTE 2)
Cash flows from operating activities:
  Net income.............................................    $  1,502      $  3,684      $  5,590
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization.....................       4,357         4,641         4,801
       Allowance for doubtful accounts...................         474           770           662
       Compensation expense related to stock options.....          80            --            --
       Deferred income taxes.............................         (96)         (620)          737
       Changes in operating assets and liabilities:
          Accounts receivable............................      (4,481)       (2,455)       (1,180)
          Prepaid expenses and other current assets......        (121)         (266)       (1,125)
          Other assets...................................          --          (259)         (265)
          Accounts payable...............................         455         1,301         1,236
          Accrued expenses...............................         872         1,843           236
          Income taxes payable...........................         274         1,601           943
          Deferred revenue...............................       4,582         4,590          (164)
                                                             --------      --------      --------
               Net cash provided by operating
                 activities..............................       7,898        14,830        11,471
                                                             --------      --------      --------
Cash flows from investing activities:
  Purchase of marketable securities......................     (11,547)      (15,939)      (82,815)
  Sale of marketable securities..........................      12,513        10,461        55,317
  Purchase of property and equipment.....................      (1,727)       (1,358)       (4,051)
  Capitalization of software development costs...........      (3,166)       (2,542)       (3,544)
                                                             --------      --------      --------
               Net cash used in investing activities.....      (3,927)       (9,378)      (35,093)
                                                             --------      --------      --------
Cash flows from financing activities:
  Net proceeds from public stock offerings...............          --            --        19,390
  Proceeds from the exercise of stock options, warrants,
     and employee stock purchase plan....................          40            33         3,509
  Principal payments under capital lease obligations.....      (1,421)         (672)           --
  Proceeds from repayments of notes receivable --
     stockholders........................................          17            78           379
                                                             --------      --------      --------
               Net cash provided by (used in) financing
                 activities..............................      (1,364)         (561)       23,278
                                                             --------      --------      --------
Net increase (decrease) in cash and cash equivalents.....       2,607         4,891          (344)
Cash and cash equivalents, beginning of year.............      10,614         3,270         8,161
                                                             --------      --------      --------
Cash and cash equivalents, end of year...................    $ 13,221      $  8,161      $  7,817
                                                             ========      ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SOFTWARE 2000, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. THE COMPANY

     Software 2000, Inc. (the "Company") was incorporated in 1981. The Company develops, markets and supports enterprise-level business software applications for the financial management, human resource management and materials management functions of organizations in a broad range of industries worldwide. In addition, the Company provides post-contract support ("maintenance") and consulting services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

  FISCAL YEAR

     The Company changed its fiscal year end from August 31 to September 30 effective with the fiscal year ended September 30, 1995. The consolidated statements of income and cash flows are presented for the year ended August 31, 1994 and for each of the two years ended September 30, 1995 and 1996, exclusive of September 1994 results.

     The Company's results of operations for the month of September 1994 are as follows:

          Revenue:
               Software license fees.......................................  $  521
               Service revenue.............................................   3,086
                                                                             ------
                    Total revenue..........................................   3,607
          Costs and expenses:
               Cost of software license fees...............................     264
               Cost of services............................................   1,207
               Research and development....................................     917
               Sales and marketing.........................................   1,328
               General and administrative..................................     492
                                                                             ------
                    Total operating costs and expenses.....................   4,208
                                                                             ------
          Loss from operations.............................................    (601)
          Other income, net................................................      68
                                                                             ------
               Loss before tax benefit.....................................    (533)
          Tax benefit......................................................     187
                                                                             ------
          Net loss.........................................................  $ (346)
                                                                             ======
          Net loss per share...............................................  $(0.04)
                                                                             ======

     During the month of September 1994, net cash of $1,306, $776 and $7,869 was used in operating, investing and financing activities, respectively. Net cash used in financing activities included $7,752 of cash used to repurchase 1,632 shares of the Company's mandatorily redeemable common stock from investors (Note
8). The resulting $9,951 net decrease in cash and cash equivalents during the period reduced the $13,221 of cash at the beginning of September to $3,270 at the end of September.

  REVENUE RECOGNITION

     Revenues from software license fees are recognized when a contract has been executed, the product has been shipped, all significant contractual obligations have been satisfied and collection of the related receivable is probable.

                              SOFTWARE 2000, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Maintenance revenue, including those bundled with the initial license fee, are deferred and recognized ratably over the service period. Consulting and training service revenue are recognized as the services are performed based on the ratio that the total costs incurred to date bear to estimated total costs at completion. These contracts are assessed for losses and such losses are provided for in total in the period in which the losses become known.

  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company invests its excess cash primarily in securities of government agencies, high-grade commercial paper and mutual funds which invest primarily in the securities of government agencies. These investments are subject to minimal credit and market risk. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities include securities purchased with an original maturity of greater than three months.

     Cash equivalents and marketable securities are classified as available for sale and are carried at fair market value. Unrealized gains and losses are recorded as a component of stockholders' equity. Unrealized gains and losses at September 30, 1995 and 1996 were not material.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Repair and maintenance costs are expensed as incurred.

  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk include accounts receivable. To minimize this risk, the Company generally requires a cash deposit upon contract signing. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations.

  RESEARCH AND DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Research and development expenses, other than certain software development costs, are charged to expense as incurred. In accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain software development costs upon technological feasibility. Amortization of capitalized software development costs is provided upon commercial release of the products at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined is not more than three years.

     Amortization expense during the year ended August 31, 1994 and the years ended September 30, 1995 and 1996 amounted to approximately $1,815, $2,485 and $2,744, respectively. Included in amortization expense in fiscal 1995 are $160 of certain capitalized software development costs relating to a foreign language version of the Company's financial management products which were determined not to be realizable, and accordingly, all associated capitalized software development costs were written off. Accumulated amortization of capitalized software development costs was $6,237 and $8,981 at September 30, 1995 and 1996, respectively. Included in capitalized software development costs at September 30, 1995 and 1996 are $1,381 and $1,801, respectively, related to products which have not yet been commercially released. Accordingly, amortization of these costs had not commenced.

                              SOFTWARE 2000, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at period end and nonmonetary assets and liabilities are remeasured at historic exchange rates. Income and expenses are remeasured at the average exchange rate for the period. Translation gains and losses are reflected in the consolidated statement of income.

  INCOME TAXES

     Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes," on a prospective basis. The consolidated financial statements for prior years have not been restated. The cumulative effect of this accounting change on years prior to 1994, which was recorded upon adoption, was to increase net income by $260 or $0.03 per share.

     FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Prior to the adoption of FAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expenses that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is determined by dividing net income (loss) applicable to common stock by the weighted average number of common shares and common equivalent shares outstanding during the period. Common share equivalents are computed using the treasury stock method and consist of common stock which may be issuable upon exercise of outstanding common stock options and warrants to purchase common stock, when dilutive.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock options granted by the Company during the twelve months preceding the offering date have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented.

  RECENTLY ISSUED ACCOUNTING STANDARD

     In October, 1995 the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation". The Company has elected to adopt SFAS 123 through disclosure only.

  RISKS AND UNCERTAINTIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

                              SOFTWARE 2000, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Following is a summary of the fair market value of available-for-sale securities, by balance sheet classification, as of September 30, 1995 and 1996:

                                                                        SEPTEMBER 30,
                                                                     --------------------
                                                                       1995        1996
                                                                     --------     -------
     Cash equivalents:
          U.S. Government obligations..............................  $ 1,984      $    --
          State Government obligations.............................       --        1,000
          Corporate debt obligations...............................    1,496          997
          Foreign government obligations...........................      497           --
          Money market fund........................................      890        2,077

     Marketable securities:
          U.S. Government obligations..............................    7,922       14,571
          State Government obligations.............................       --        6,601
          Corporate debt obligations...............................       --       14,248
          Other....................................................      100          100
                                                                     -------      -------
                                                                     $12,889      $39,594
                                                                     =======      =======

     The contractual maturities of all available-for-sale securities classified as cash equivalents are less than three months. Available-for-sale securities classified as marketable securities with fair market values of $29,413, $2,007, $1,000, and $3,100 have contractual maturities of less than one, one to five, five to ten, and greater than ten years, respectively. All of the Company's marketable securities are classified as current at September 30, 1996 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross unrealized gains and losses as of September 30, 1995 and 1996 and realized gains and losses on sales of securities for the years ended September 30, 1995 and 1996 were not significant.

4. BALANCE SHEET COMPONENTS

     Property and equipment consists of the following:

                                                                            SEPTEMBER 30,
                                                                         -------------------
                                                         USEFUL LIFE      1995        1996
                                                        -------------    -------     -------
     Computer equipment...............................  2 to 5 years     $13,533     $17,020
     Furniture and fixtures...........................  5 years            3,497       3,741
     Leasehold improvements...........................  Lease term         2,009       2,035
     Land.............................................                        --         287
                                                                         -------     -------
                                                                          19,039      23,083
     Less-accumulated depreciation and amortization...                    14,986      17,036
                                                                         -------     -------
                                                                         $ 4,053     $ 6,047
                                                                         =======     =======

     Accrued expenses consist of the following:

                                                                         SEPTEMBER 30,
                                                                      -------------------
                                                                       1995        1996
                                                                      -------     -------
     Employee compensation and benefits...........................    $4,151      $4,716
     Accrued royalties............................................       593         638
     Accrued professional fees....................................       268         329
     Accrued distributor commissions..............................       107         245
     Other........................................................     1,945       1,372
                                                                      ------      ------
                                                                      $7,064      $7,300
                                                                      ======      ======

                              SOFTWARE 2000, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

5. OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists of the following:

                                                                      YEAR ENDED
                                                            ------------------------------
                                                                            SEPTEMBER 30,
                                                            AUGUST 31,     ---------------
                                                               1994         1995     1996
                                                            ----------     ------   ------
     Interest income......................................     $ 421       $ 456    $1,620
     Interest expense.....................................      (420)        (42)       (4)
     Foreign exchange loss................................       (84)       (121)      (90)
                                                               -----       -----    ------
                                                               $ (83)      $ 293    $1,526
                                                               =====       =====    ======

     Cash paid for interest totaled $304, $46 and $4 for the year ended August 31, 1994 and for the years ended September 30, 1995 and 1996, respectively.

6.  INCOME TAXES

     The components of the provision (benefit) for income taxes, excluding the cumulative effect of the change in accounting principle, are as follows:

                                                                      YEAR ENDED
                                                           --------------------------------
                                                                            SEPTEMBER 30,
                                                           AUGUST 31,     -----------------
                                                              1994         1995       1996
                                                           ----------     ------     ------
     Current:
       Federal...........................................      $583       $2,339     $2,496
       State.............................................       120          230        143
       Foreign...........................................        48           40         59
                                                               ----       ------     ------
            Total current................................       751        2,609      2,698
                                                               ----       ------     ------
     Deferred:
       Federal...........................................       139         (496)       382
       State.............................................        26         (124)        66
                                                               ----       ------     ------
            Total deferred...............................       165         (620)       448
                                                               ----       ------     ------
                                                               $916       $1,989     $3,146
                                                               ====       ======     ======

     The income tax provision differs from an amount computed by applying the U.S. statutory federal income tax rate to pretax income as follows:

                                                                       YEAR ENDED
                                                            --------------------------------
                                                                             SEPTEMBER 30,
                                                            AUGUST 31,     -----------------
                                                               1994         1995       1996
                                                            ----------     ------     ------
     Statutory federal income tax rate...................      34.0%        34.0%      34.0%
     State income taxes..................................       4.5          1.2        1.6
     Research and development credit.....................     (11.0)        (7.8)      (1.6)
     Foreign tax rate differential.......................       2.0          0.6       (1.0)
     Other...............................................      12.9          7.1        3.0
                                                              -----         ----       ----
                                                               42.4%        35.1%      36.0%
                                                              =====         ====       ====

                              SOFTWARE 2000, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Deferred tax assets and liabilities are comprised of the following:

                                                                           SEPTEMBER 30,
                                                                          ---------------
                                                                           1995     1996
                                                                          ------   ------
     Deferred tax assets:
          Net operating loss carryforwards..............................  $  180   $  144
          Deferred revenue..............................................   2,437    2,372
          Accrued expenses and reserves not currently deductible........     817      804
          Other.........................................................     382      246
                                                                          ------   ------
               Total deferred tax assets................................   3,816    3,566
                                                                          ======   ======
     Deferred tax liabilities:
          Prepaid expenses deducted currently...........................     395      496
          Capitalized software development costs........................   1,908    2,288
          Foreign translation losses....................................     274      279
          Other.........................................................     113      115
                                                                          ------   ------
               Total deferred tax liabilities...........................   2,690    3,178
                                                                          ------   ------
                                                                          $1,126   $  388
                                                                          ======   ======

     As of September 30, 1996, the Company had federal net operating loss carryforwards of $423 which expire at various dates through 2010.

     Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the annual limitation is determined in accordance with Section 382 of the Internal Revenue Code.

     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries because those earnings are intended to be permanently reinvested. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use against the Company's U.S. tax liability. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would not be material.

     Cash paid for income taxes totaled $608, $1,013 and $1,707 for the year ended August 31, 1994 and the years ended September 30, 1995 and 1996, respectively.

7.  REVOLVING LINE OF CREDIT

     The Company had a revolving line of credit agreement with a bank under which it could borrow up to $5,000 for working capital. Borrowings under the credit line were subject to a borrowing base, as defined in the agreement, and were collateralized by the Company's accounts receivable. Outstanding borrowings bore interest at the bank's prime rate (8.25% at September 30, 1996) plus 2.0% (subject to adjustment under the terms of the agreement), payable monthly. Under the terms of the agreement, the Company was required to comply with certain covenants, including maintaining minimum amounts of working capital. Other restrictive covenants limit indebtedness, liens, mergers and acquisitions and additional stock issuances. The Company was in compliance with those covenants at September 30, 1996. The line of credit expired in October 1996. There were no borrowings outstanding under the agreement at either September 30, 1995 or 1996.

                              SOFTWARE 2000, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

8. STOCKHOLDERS' EQUITY

  RECAPITALIZATION

     On October 2, 1995, the Company's Board of Directors authorized 1,000 shares of $0.01 par value preferred stock. Preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights of the holders of the common stock.

     The Company's Board of Directors declared a 2-for-1 stock split, effected in the form of a stock dividend, paid in August 1995 to stockholders of record on August 14, 1995. On October 2, 1995, the Company's Board of Directors approved an increase in the authorized number of shares of common stock from 10,000 shares to 40,000 shares. The Company's Board of Directors also declared a 1.4-for-1 stock split, effected in the form of a stock dividend paid to stockholders of record on November 13, 1995. All shares and per share amounts included in the consolidated financial statements have been adjusted to give retroactive effect to the stock splits for all periods presented.

  PRIVATE PLACEMENT

     Through a private placement pursuant to a securities purchase agreement dated June 16, 1989, the Company sold 1,053 shares of its common stock for $4.75 per share and warrants to purchase 322 shares of common stock exercisable at $4.75 per share to venture capital investors. Certain stockholders also sold 580 shares of common stock to the investors for $4.75 per share.

     The securities purchase agreement contained a put option. This put option allowed the investors to obligate the Company to repurchase any of the shares of common stock at their original purchase price per share. On June 16, 1994, the investors notified the Company of their intention to exercise the put option. The put was exercised for the repurchase of all 1,632 shares on September 16, 1994, and the Company repurchased the shares for $7,752. This amount was classified as mandatorily redeemable common stock in the consolidated balance sheet at August 31, 1994. The warrants expired unexercised on June 16, 1994.

  PUBLIC OFFERINGS

     The Company completed an initial public offering of common stock on November 17, 1995. A total of 2,300 shares were sold at $11.00 per share, of which 1,334 were sold by the Company and 966 by selling stockholders. Proceeds to the Company were $12,827, net of underwriting discounts and offering expenses. Additionally, the Company completed a follow-on public offering of common stock on May 9, 1996. A total of 2,870 shares were sold at $14.75 per share, of which 500 were sold by the Company and 2,370 by selling stockholders. Proceeds to the Company were $6,563, net of underwriting discounts and offering expenses.

  STOCK OPTIONS

     In September 1989, the Company's Board of Directors approved the 1989 Incentive Stock Option Plan (the "1989 Plan"), which, as amended, authorizes the granting of options for the purchase of up to 2,800 shares of common stock. The 1989 Plan permits the granting of both qualified and nonqualified options to employees, consultants, directors and key advisers of the Company. The options are generally exercisable over three to five year periods, as determined by the Compensation Committee. The Compensation Committee is comprised of members of the Company's Board of Directors. The option price is set at the fair market value of the Company's stock on the date of the option grant, as determined by the Compensation Committee.

                              SOFTWARE 2000, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company also has a 1984 Incentive Stock Option Plan (the "1984 Plan"), with authorized options for 1,400 shares of common stock under terms similar to those described in the preceding paragraph. Authority to grant additional options under the 1984 Plan has expired.

     On October 2, 1995, the Board of Directors approved the 1995 Stock Plan (the "1995 Plan") which provides for the issuance of up to 3,500 shares of common stock pursuant to the grant of qualified and non-qualified stock options, stock awards or purchase rights to employees, consultants, directors and officers of the Company under terms similar to those of the 1989 Plan and the 1984 Plan. In conjunction with the approval of the 1995 Plan, the Board of Directors formally terminated the 1989 Plan and as such no future grants will be made under this plan.

     At September 30, 1996, the Company had 2,891 shares of its common stock available for future grant and had reserved 1,927 shares of its common stock for issuance upon exercise of outstanding stock options and warrants under the Plans.

     Aggregate stock option activity under these Plans is as follows for the year ended August 31, 1994, the one-month period ended September 30, 1994 and for the years ended September 30, 1995 and 1996:

                                                                 SHARES     OPTION PRICE
                                                                 -------   ---------------
     Outstanding at August 31, 1993............................   1,679    $ 0.71 to $3.57
          Granted..............................................   1,502       3.57 to 4.10
          Exercised............................................     (14)      2.85 to 3.57
          Canceled.............................................    (920)      2.85 to 4.10
                                                                  -----
     Outstanding at August 31, 1994............................   2,247       0.71 to 4.10
          Granted..............................................      22               4.10
          Canceled.............................................     (58)      2.85 to 3.57
                                                                  -----
     Outstanding at September 30, 1994.........................   2,211       0.71 to 4.10
          Granted..............................................     859       4.10 to 5.35
          Exercised............................................     (12)      2.77 to 4.10
          Canceled.............................................    (661)      2.85 to 4.10
                                                                  -----
     Outstanding at September 30, 1995.........................   2,397       0.71 to 5.35
                                                                  -----
          Granted..............................................     722       0.71 to 8.75
          Exercised............................................    (919)    2.85 to 18.625
          Canceled.............................................    (273)     2.85 to 16.25
                                                                  -----
     Outstanding at September 30, 1996.........................   1,927    $2.85 to $16.25
                                                                  =====
     Exercisable at September 30, 1996.........................     441
                                                                  =====

  1995 EMPLOYEE STOCK PURCHASE PLAN

     On October 2, 1995, the Board of Directors approved the 1995 Employee Stock Purchase Plan (the "Purchase Plan") which enables eligible employees to purchase shares of the Company's common stock. The Purchase Plan is administered by the Compensation Committee of the Board of Directors. Under the Purchase Plan, eligible employees may purchase common shares during six-month payment periods. The exercise price per share is 85% of the lesser of the market price per share on the first or last business day of the six-month period. The maximum number of shares of common stock that an employee may purchase in any six-month period is five hundred shares. An employee's rights under the Purchase Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The Company has reserved 1,400 shares of common stock for issuance under the Purchase Plan.

                              SOFTWARE 2000, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The first period commenced on November 17, 1995 (the effective date of the Company's initial public offering) and ended on June 30, 1996. Employees purchased 48 shares of stock at $9.35 per share.

  1995 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     On October 2, 1995, the Board of Directors approved (effective upon the closing of the Company's initial public offering) the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") under which options to purchase a maximum of 210 shares of the Company's common stock may be granted to non-employee directors. Under the Director Plan, each non-employee director will be granted an option to purchase 28 shares of common stock upon first joining the Board of Directors and 4 shares at each successive annual meeting of stockholders, beginning at the Company's annual meeting of stockholders for the fiscal year ended September 30, 1996, at an exercise price per share equal to the then fair market value per common share. Options granted under the Director Plan become exercisable in four equal annual installments commencing one year after the date of grant provided that the optionee then remains a director or consultant. The term of each option granted under the Director Plan will be for a period of ten years from the date of the grant.

  COMMON STOCK WARRANTS

     In connection with the revolving line of credit agreement discussed in Note 7, warrants were issued for the purchase of 49 shares of the Company's common stock. The warrants are exercisable at an initial per share price of $6.07, subject to adjustment under the terms of the agreement, and expire on June 10, 1999. The value of the warrants at the issuance date was immaterial. On July 17, 1996, the warrants were exercised in full and 31 shares were issued.

9.  RETIREMENT SAVINGS PLAN

     The Company has a savings and profit-sharing plan covering all eligible employees which is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company may, at its option, provide matching contributions up to 50% of each participating employee's contributions to the plan, subject to a maximum of 2% of salary. Total contributions by the Company to the plan for the years ended August 31, 1994 and the years ended September 30, 1995 and 1996 were $232, $261 and $283, respectively.

     In June 1996, a Group Personal Pension Plan was established for eligible employees in the United Kingdom allowing employees to contribute a percentage of their salary into a personal retirement savings plan. For those employees electing to contribute more than 3% of their salary into their plan, the Company contributes a fixed 3% on their behalf. Company contributions to individual plans aggregated $32 for the year ended September 30, 1996.

10.  INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND CUSTOMER INFORMATION

     The Company operates in a single industry segment: the design, development, sale, service and support of proprietary software products.

     The Company operates in diverse geographic areas. Income (loss) from operations by geographic area is as follows:

                                                                           YEAR ENDED
                                                               ----------------------------------
                                                                                 SEPTEMBER 30,
                                                               AUGUST 31,      ------------------
                                                                 1994           1995        1996
                                                               ----------      ------      ------
North America (principally the United States)................    $ 3,870       $5,726      $7,197
Europe (principally the United Kingdom)......................     (1,757)        (864)       (272)
Other international..........................................        128          518         285
                                                                 -------       ------      ------
                                                                 $ 2,241       $5,380      $7,210
                                                                 =======       ======      ======

                              SOFTWARE 2000, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     No geographic area outside North America accounted for more than 10% of the Company's consolidated revenues or identifiable assets for the year ended August 31, 1994 or the years ended September 30, 1995 and 1996.

     No single customer accounted for more than 10% of the Company's consolidated revenues for the year ended August 31, 1994 or the years ended September 30, 1995 and 1996.

11.  RELATED PARTY TRANSACTIONS

  NOTES RECEIVABLE -- STOCKHOLDERS

     In connection with a business combination in September 1991, which was accounted for as a purchase, the Company loaned an aggregate of $500 to two owners of the acquired company. Such owners became stockholders of the Company in connection with the business combination. The notes, which bore interest at 9.0%, were payable in minimum semi-monthly installments. In addition, any bonuses and severance pay earned by the holders and any proceeds to the holders from the sale of common stock of the Company were offset against the notes until the entire principal and interest due on the notes were paid. The notes were collateralized by, among other things, any proceeds from the sale of common stock by the holders and, accordingly, are included as a reduction of stockholders' equity in the consolidated balance sheet. The notes were repaid in full on November 24, 1995.

  LIFE INSURANCE TRUSTS

     Three stockholders of the Company, including a principal stockholder, have split-dollar life insurance policies (the "Policies"). The Policies are owned by various trusts. The trusts have executed Collateral Assignment Agreements for the benefit of the Company. Under the Collateral Assignment Agreements, the Company pays the annual premiums of the Policies, which approximated $263 for each of the years ended August 31, 1994, September 30, 1995 and 1996, respectively. The premium payments made under the Policies are recorded as advances to the trusts and are secured by the cash surrender value of related insurance policies. Cash advances in excess of the cash surrender value of the related insurance policies are expensed when advanced. Total advances to the trusts of $1,534 and $1,799 at September 30, 1995 and 1996, respectively, are included in other assets in the consolidated balance sheets. Each Collateral Assignment Agreement can be terminated at any time on thirty days' notice by either the Company or the related trust. Upon termination, (i) the Company and the trust can agree on disposition of the policy, or (ii) the trust can repay the advances to the Company or (iii) the net cash surrender value would be distributed to the Company to the extent of the advances with the balance of the net cash surrender value being paid to the trust. If a Collateral Assignment Agreement is not terminated and the principal stockholder dies, the death benefits will be paid first to the Company to the extent of the advances. There is no agreement between the Company and any of the principal stockholders as to whether the Collateral Assignment Agreement would be terminated on the disassociation of the stockholder from the Company.

     In October 1994, the three stockholders of the Company waived their right to the cash surrender value of the Policies through that date. Advances to the trusts equal to the cash surrender value at October 1, 1994 of $1,275, were recorded as other assets in the consolidated balance sheet as a noncash capital contribution.

     In fiscal 1995, the trusts borrowed $875 of the cash surrender value of the Policies. The trusts' obligations to repay those funds had been secured by a pledge of an aggregate of 330 shares of the Company's common stock owned by the stockholders. The trusts had assigned the stock pledges to the Company as replacement collateral. During fiscal 1996, the trusts repaid a net $565 of those borrowings, and released 232 shares of the Company's common stock from the pledge.

  CONSULTING ARRANGEMENT

     The Company has engaged a stockholder of the Company, for consulting services provided to the Company under various agreements since July 1, 1984. The current agreement was amended on September

                              SOFTWARE 2000, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

13, 1995 to provide that the stockholder will be paid for such consulting services in the future at a daily rate plus reimbursement for expenses. For fiscal years 1994, 1995 and 1996, the Company paid this stockholder a total of $157, $144 and $24, respectively, for consulting services rendered to the Company. There were no significant amounts owed to the stockholder at September 30, 1995 or 1996.

12.  RESEARCH AND DEVELOPMENT AGREEMENT

     In August 1994, the Company entered into an arrangement whereby a third party agreed to fund certain research and development activities of the Company. Product development fees received under the agreement for research and development activities were recorded as a reduction of research and development expenses on a percentage-of-completion basis. Payments received for previously developed products were recorded as liabilities in light of the Company's future royalty obligations. Through September 30, 1995, the Company received cumulative product development fees of $1,911, of which $1,318 was recorded as a reduction of research and development expenses and $593 was recorded as a liability. There was no external funding in fiscal 1996.

     The agreement provides for future royalty payments based on revenues generated by products resulting from the funded activities. Total payments, which are based on a percentage of the related product revenues, are limited to 130% of the funds received by the Company under the agreement. Royalties of $36 and $242 were incurred during the year ended September 30, 1995 and 1996, respectively.

     In November 1996, the Company entered into an agreement with a business partner for the business partner to partially fund the Company's development activities in enabling double byte character set capabilities of certain of the Company's Human Resources product. The agreement could provide up to $490,000 of assistance towards this initiative based on the achievement of certain milestones.

13.  COMMITMENTS

  LEASES

     The Company has several operating lease agreements primarily involving real estate and computers and equipment. These leases are noncancelable and expire on various dates through 2000 except for the Company's Hyannis, Massachusetts facility lease, which expires in 2005, and its U.K. facility lease, which expires in 2015.

     Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

                                                                            OPERATING
          FISCAL YEAR                                                        LEASES
          -----------                                                       ---------
            1997..........................................................   $ 3,974
            1998..........................................................     3,170
            1999..........................................................     1,730
            2000..........................................................     1,021
            2001..........................................................       907
            Thereafter....................................................     7,640
                                                                             -------
            Total future minimum lease payments...........................   $18,442
                                                                             =======

     Total rent expense for operating leases was $3,841, $4,594 and $4,515 for the year ended August 31, 1994 and the years ended September 30, 1995 and 1996, respectively.

                                                                     SCHEDULE II

                              SOFTWARE 2000, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

Allowance for doubtful accounts:


                                          BALANCE AT    CHARGED TO   CHARGED TO
                                          BEGINNING     COSTS AND      OTHER       DEDUCTIONS       BALANCE AT
              DESCRIPTION                 OF PERIOD      EXPENSES     ACCOUNTS   AND WRITE-OFFS    END OF PERIOD
              -----------                 ----------    ----------   ---------   --------------    -------------
Year ended August 31, 1994.............    $1,455         $474        $  --          $(679)           $1,250
Year ended September 30, 1995..........     1,300          770           --           (925)            1,145
Year ended September 30, 1996..........     1,145          662           --           (557)            1,250

                               INDEX TO EXHIBITS

EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------
     3.1       --   Intentionally omitted.
     3.2       --   Second Restated Articles of Organization of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on
                    Form S-1, Registration No. 33-97866).
     3.3       --   Intentionally omitted.
     3.4       --   Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on
                    Form S-1, Registration No. 33-97866).
     4.1       --   Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
                    Form S-1, Registration No. 33-97866).
     4.2       --   Intentionally omitted.
    10.1*      --   1984 Incentive Stock Option Plan, as amended as of August 23, 1988
                    (incorporated by reference to Exhibit 10.1 to the Registrant's
                    Registration Statement on Form S-1, Registration No. 33-97866).
    10.2*      --   1989 Stock Option Plan, as amended as of October 1, 1994 (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on
                    Form S-1, Registration No. 33-97866).
    10.3*      --   1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the
                    Registrant's Registration Statement on Form S-1, Registration No.
                    33-97866).
    10.4*      --   1995 Employee Stock Purchase Plan, (incorporated by reference to Exhibit
                    10.4 to the Registrant's Registration Statement on Form S-1, Registration
                    No. 33-97866).
    10.5*      --   1995 Non-Employee Director Stock Option Plan (incorporated by reference to
                    Exhibit 10.5 to the Registrant's Registration Statement on Form S-1,
                    Registration No. 33-97866).
    10.6       --   Lease dated March 31, 1995, between the Registrant and Independence Park
                    Associates Realty Trust as of August 1995 (incorporated by reference to
                    Exhibit 10.6 to the Registrant's Registration Statement on Form S-1,
                    Registration No. 33-97866).
    10.7       --   Purchase and Sale Agreement dated May 31, 1984, between the Registrant and
                    Donald K. Emery (incorporated by reference to Exhibit 10.7 to the
                    Registrant's Registration Statement on Form S-1, Registration No.
                    33-97866).
    10.8       --   Consulting Agreement dated as of September 13, 1995 between the Registrant and Donald K. Emery (incorporated by reference to Exhibit 10.8 to the
                    Registrant's Registration Statement on Form S-1, Registration No.
                    33-97866).
    10.9*      --   Form of Executive Compensation Plan (incorporated by reference to Exhibit
                    10.9 to the Registrant's Registration Statement on Form S-1, Registration
                    No. 33-97866).
   10.10       --   IBM Assistance Agreement, as amended as of June 30, 1995, between the
                    Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement
                    on Form S-1, Registration No. 33-97866).
   10.11       --   Intentionally omitted.
   10.12       --   Intentionally omitted.
   10.13       --   Intentionally omitted.
   10.14       --   Intentionally omitted.
   10.15       --   Intentionally omitted.
   10.16*      --   Form of 1995 Stock Plan Option Agreement (incorporated by reference to
                    Exhibit 10.16 to the Registrant's Registration Statement on Form S-1,
                    Registration No. 33-97866).

EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------
   10.17*      --   Register of Amendments, Subsections 3.1 and 7.3.4, 1989 Stock Option Plan
                    (incorporated by reference to Exhibit 10.17 to the Registrant's
                    Registration Statement on Form S-1, Registration No. 33-97866).

   10.18*      --   Register of Amendments, Article 5, 1995 Employee Stock Purchase Plan
                    (incorporated by reference to Exhibit 10.18 to the Registrant's
                    Registration Statement on Form S-1, Registration No. 33-97866).

    11.1       --   Statement regarding Computation of Per Share Earnings.

    21.1       --   Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, Registration No.
                    33-97866).

    23.1       --   Consent of Price Waterhouse LLP.

    24.1       --   Power of Attorney (included on page 21).

---------------
* Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit to Item 14(c).