Form 10-Q
period 1996-12-31
SOFTWARE 2000 INC /MA/
filed 1997-02-11
CIK 1002044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 1996

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition period from _______to______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO
                                       ---      ---


The number of shares outstanding of the registrant's Common Stock on December 31, 1996 was 11,116,150.


================================================================================

                               SOFTWARE 2000, INC.

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheet
              at September 30, 1996 and December 31, 1996...............    3

            Condensed Consolidated Statement of Income
              for the three months ended December 31, 1995 and 1996.....    4

            Condensed Consolidated Statement of Cash Flows
              for the three months ended December 31, 1995 and 1996.....    5

            Notes to Condensed Consolidated Financial Statements........    6

  ITEM 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations...........    8

PART II - OTHER INFORMATION
  ITEMS 1. - 5.   Not applicable

  ITEM 6.  Exhibits and Reports on Form 8-K.............................   14

SIGNATURES..............................................................   15

EXHIBIT INDEX...........................................................   16

EXHIBITS................................................................   17

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               SOFTWARE 2000, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                     -------------      ------------
                                                                         1996                1996
                                                                         ----                ----
                                                                                         (UNAUDITED)
                                                                                         -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents .........................................   $ 7,817             $ 7,909
  Marketable securities at fair market value ........................    35,520              33,307
  Accounts receivable, less allowance for doubtful accounts of $1,250 and $1,350 at September 30, 1996 and December 31, 1996,
    respectively ....................................................    12,354              15,935
  Deferred income taxes .............................................     2,427               2,427
  Prepaid expenses and other current assets .........................     3,569               3,804
                                                                        -------             -------
          Total current assets ......................................    61,687              63,382
Property and equipment, net .........................................     6,047               5,850
Capitalized software development costs, net .........................     6,171               6,314
Other assets ........................................................     1,799               1,854
                                                                        -------             -------
          Total assets ..............................................   $75,704             $77,400
                                                                        =======             =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................   $ 4,495             $ 3,737
  Accrued expenses ..................................................     7,300               6,623
  Income taxes payable ..............................................     1,368               1,862
  Deferred revenue ..................................................    24,853              26,564
                                                                        -------             -------
          Total current liabilities .................................    38,016              38,786
                                                                        -------             -------
Deferred income taxes ...............................................     2,038               2,005
                                                                        -------             -------

Commitments
Common stock, $.01 par value; authorized 40,000 shares, issued and outstanding 11,114 and 11,116 shares at September 30, 1996 and
December 31, 1996, respectively .....................................       111                 111
Additional paid-in capital ..........................................    27,394              27,401
Retained earnings ...................................................     8,145               9,076
Cumulative translation adjustment ...................................        --                  21
                                                                        -------             -------
          Total stockholders' equity ................................    35,650              36,609
                                                                        -------             -------
          Total liabilities and stockholders' equity ................   $75,704             $77,400
                                                                        =======             =======




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SOFTWARE 2000, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                ------------------
                                                          DECEMBER 31,       DECEMBER 31,
                                                          ------------       ------------
                                                              1995               1996
                                                              ----               ----

Revenue:
  Software license fees ..............................      $ 4,802            $ 5,334
  Service revenue ....................................       11,519             12,946
                                                            -------            -------
          Total revenue ..............................       16,321             18,280
                                                            -------            -------

Costs and expenses:
  Cost of software license fees ......................          935              1,026
  Cost of services ...................................        4,052              4,722
  Research and development ...........................        3,366              3,635
  Sales and marketing ................................        5,515              6,288
  General and administrative .........................        1,629              1,703
                                                            -------            -------
          Total operating costs and expenses .........       15,497             17,374
                                                            -------            -------

Income from operations ...............................          824                906
Other income, net ....................................          295                526
                                                            -------            -------
Income before provision for income taxes .............        1,119              1,432
Provision for income taxes ...........................          400                501
                                                            -------            -------
Net income ...........................................      $   719            $   931
                                                            =======            =======
Per share data:
     Net income per share ............................      $  0.07            $  0.08
                                                            =======            =======
Weighted average common and common equivalent
shares outstanding ...................................       10,356             11,772
                                                            =======            =======



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SOFTWARE 2000, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                         DECEMBER 31,        DECEMBER 31,
                                                                         ------------        ------------
                                                                             1995               1996
                                                                             ----               ----
Cash flows from operating activities:
  Net income ...........................................................   $    719           $    931
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization .....................................      1,134              1,364
     Allowance for doubtful accounts ...................................        150                137
     Deferred income taxes .............................................          7                (33)
     Changes in operating assets and liabilities:
       Accounts receivable .............................................        486             (3,718)
       Prepaid expenses and other current assets .......................       (956)              (235)
       Other assets ....................................................        (56)               (55)
       Accounts payable ................................................     (1,009)              (758)
       Accrued expenses ................................................       (888)              (677)
       Income taxes payable ............................................       (690)               494
       Deferred revenue ................................................       (709)             1,711
                                                                           --------           --------
           Net cash used in operating activities .......................     (1,812)              (839)
                                                                           --------           --------
Cash flows from investing activities:
  Purchase of marketable securities ....................................    (14,070)           (20,397)
  Sale of marketable securities ........................................      9,341             22,610
  Purchase of property and equipment ...................................       (651)              (410)
  Capitalization of software development costs .........................       (862)              (900)
                                                                           --------           --------
           Net cash (used in) provided by investing activities .........     (6,242)               903
                                                                           --------           --------
Cash flows from financing activities:
  Proceeds from initial public offering of Common Stock ................     12,828                 --
  Proceeds from exercise of stock options ..............................         89                  7
  Proceeds from repayments of notes receivable - stockholders ..........        379                 --
  Principal payments under capital lease obligations ...................        (45)                --
                                                                           --------           --------
           Net cash provided by financing activities ...................     13,251                  7
                                                                           --------           --------
Effect of foreign exchange rate changes on cash ........................         --                 21
                                                                           --------           --------
Net increase in cash and cash equivalents ..............................      5,197                 92
Cash and cash equivalents, beginning of quarter ........................      8,161              7,817
                                                                           --------           --------
Cash and cash equivalents, end of quarter ..............................   $ 13,358           $  7,909
                                                                           ========           ========





   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SOFTWARE 2000, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The information at December 31, 1995 and 1996 and for the three-month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month period ended December 31, 1996 are not necessarily indicative of operating results for the full fiscal year.


2.  FOREIGN CURRENCY TRANSLATION

    As a result of economic factors relating to the Company's UK subsidiary, the functional currency of the subsidiary has been redesignated to the British Pound effective October 1, 1996. Accordingly, the assets and liabilities of the UK subsidiary have been translated into the U.S. dollar at the current exchange rate, equity at the historical rate and income and expense items at an average exchange rate for the period. Translation adjustments have been reported as a cumulative translation adjustment within the equity section of the balance sheet.

    All other foreign subsidiaries have retained the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities of these subsidiaries are translated into the U.S. dollar at the exchange rate in effect at period end and nonmonetary assets and liabilities are remeasured at historic exchange rates. Income and expenses are remeasured at the average exchange rate for the period. Translation gains and losses are reflected in the consolidated statement of income.


3.  NET INCOME PER SHARE


    Net income per share is determined by dividing net income applicable to Common Stock by the weighted average number of common shares and common equivalent shares outstanding during the period. Common share equivalents are computed using the treasury stock method and consist of common stock which may be issuable upon exercise of outstanding common stock options and warrants to purchase common stock, when dilutive. Fully diluted per share amounts are not presented as the effect is not material. The computation of the weighted average number of shares outstanding for the three months ended December 31, 1995 and 1996 is as follows:

                                                    THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                        ------------
                                                      1995       1996
                                                      ----       ----
                Weighted average common and
                  common equivalent shares:
                     Common stock outstanding .....   8,925     11,115
                     Common stock equivalents .....   1,431        657
                                                     ------     ------
                                                     10,356     11,772
                                                     ======     ======

                               SOFTWARE 2000, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



4.  OTHER INCOME, NET

    Other income, net consists of the following:

                                                    THREE MONTHS ENDED
                                                    ------------------
                                               DECEMBER 31,    DECEMBER 31,
                                               ------------    ------------
                                                   1995           1996
                                                   ----           ----
                    Interest income .....          $333           $548
                    Interest expense ....            (2)            --
                    Foreign exchange loss           (36)           (22)
                                                   ----           ----
                                                   $295           $526
                                                   ====           ====




5.   SUBSEQUENT EVENTS

     On January 6, 1997, the Company acquired all of the outstanding capital stock of Time (Open Systems) Limited, a UK-based privately held software concern which develops and markets a suite of financial applications, including applications targeted for the Microsoft NT Server platform. The transaction, which will be accounted for as a purchase, was consummated for $2,793 in cash and 770 shares of the Company's Common Stock (the "Company Shares"). The
Company Shares were issued by the Company pursuant to an exemption from registration provided by Regulation S under the Securities Exchange Act of 1933. The Company expects a significant portion of the purchase price to be allocated to in-process research and development and written off during the second quarter of fiscal 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future expense levels and capital requirements, the Company's future product development and marketing plans, the Company's ability to obtain debt, equity or other financing, and the Company's ability to generate cash from operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties, as more fully described under "Factors Affecting Future Performance." Actual results may differ materially from those described in the forward-looking statements.

RESULTS OF OPERATIONS

    Software 2000 was founded in 1981 and offers a broad range of financial management, human resource management and materials management business software applications that run on the IBM AS/400 hardware platform. The Company also offers a specialized manufacturing system designed to manage process manufacturing operations. The Company's revenue is derived from two sources: software license fees and service revenue. Software license fees includes revenue from noncancellable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products distributed by the Company. Software license fee revenue is recognized upon shipment of the software and when all significant contractual obligations have been satisfied. The Company's service revenue is comprised of software maintenance fees and fees for consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement, which is typically one year. Consulting service revenue is recognized as the services are performed.

     As discussed in Note 5 to the condensed consolidated financial statements, the Company acquired all of the outstanding capital stock of Time (Open Systems) Limited, a UK-based privately held software concern which develops and markets a suite of financial applications, including applications for the Microsoft NT Server platform (the "Time Products"). The Company expects to introduce the versions of the Time Products for the Microsoft NT Server platform in North America and other international markets in mid-1997, upon the completion of additional product development. These products, along with the Microsoft NT Server-based Human Resources Management product line now being developed by the Company, will form the basis for the Company's expansion into the emerging market for business applications designed for Windows NT servers.

     The following table sets forth for the periods indicated the Company's consolidated income statement data expressed as a percentage of total revenue and the percentage of dollar increase period over period for the three months ended December 31, 1995 and 1996.

                                                              THREE MONTHS ENDED DECEMBER 31,
                                                              -------------------------------
                                                     % OF TOTAL REVENUE        % OF DOLLAR INCREASE
                                                     ------------------        --------------------
                                                        1995       1996            1995 VS. 1996
                                                     ---------   --------      --------------------
Revenue:
  Software license fees ........................        29.4%      29.2%              11.1%
  Service revenue ..............................        70.6       70.8               12.4
                                                       -----      -----               ----
     Total revenue .............................       100.0      100.0               12.0
                                                       -----      -----               ----
Costs and expenses:
  Cost of software license fees ................         5.7        5.6                9.7
  Cost of services .............................        24.8       25.8               16.5
  Research and development .....................        20.7       19.9                8.0
  Sales and marketing ..........................        33.8       34.4               14.0
  General and administrative ...................        10.0        9.3                4.5
                                                       -----      -----               ----
      Total operating costs and expenses .......        95.0       95.0               12.1
                                                       -----      -----               ----
Income from operations .........................         5.0        5.0               10.0
                                                       -----      -----               ----
Other income, net ..............................         1.8        2.8               78.3
                                                       -----      -----               ----
Income before provision for income taxes .......         6.8        7.8               28.0
Provision for income taxes .....................         2.4        2.7               25.3
                                                       -----      -----               ----
Net income .....................................         4.4%       5.1%              29.5%
                                                       =====      =====               ====

QUARTER ENDED DECEMBER 31, 1996 COMPARED TO QUARTER ENDED DECEMBER 31, 1995

     REVENUE. Total revenue, consisting of software license fees and service revenue, increased 12.0%, from $16.3 million for the quarter ended December 31, 1995 to $18.3 million for the quarter ended December 31, 1996.

     Software license fee revenue increased 11.1%, from $4.8 million for the quarter ended December 31, 1995 to $5.3 million for the quarter ended December 31, 1996. The growth was generated from across all geographic regions and is attributable in part to the continued market acceptance of the Company's Infinium client/server software products. The Company believes that the software license fee growth reflects a continuation of the trend experienced when the Infinium products were introduced in the second half of fiscal 1995.

     Service revenue increased 12.4%, from $11.5 million for the quarter ended
December 31, 1995 to $12.9 million for the quarter ended December 31, 1996. The
Company's service revenue is comprised of software maintenance fees and fees for consulting services. The increase was primarily attributable to an increase in maintenance fee revenue due to an increase in the installed base of customers.
The following table sets forth a comparative breakout of the components of service revenue.

                                                        THREE MONTHS ENDED DECEMBER 31,
                                                        -------------------------------
                                                  (IN THOUSANDS)          % OF DOLLAR INCREASE
                                                 1995         1996            1995 VS. 1996
                                              ---------     ---------     --------------------
Maintenance fee revenue ................       $ 7,024       $ 8,154             16.1%
Consulting services revenue ............         4,495         4,792              6.6
                                               -------       -------             ----
  Total service revenue ................       $11,519       $12,946             12.4%
                                               =======       =======             ====


     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of the cost of product media, manuals, shipping and amortization expense related to capitalized software development costs. Cost of software license fees increased 9.7%, from $0.9 million for the quarter ended December 31, 1995 to $1.0 million for the quarter ended December 31, 1996. Cost of software license fees as a percentage of software license fee revenue decreased slightly from 19.5% for the quarter ended December 31, 1995 to 19.2% for the quarter ended December 31, 1996. The decrease as a percentage of software license fees is attributed to continued decreases in documentation-related expenses offset by an increase of amortization of capitalized software development costs.

     COST OF SERVICES. Cost of services consists of costs to provide training, technical support and implementation consulting services to licensees of Software 2000 products. Cost of services increased 16.5%, from $4.1 million for the quarter ended December 31, 1995 to $4.7 million for the quarter ended December 31, 1996. Cost of services as a percentage of service revenue increased from 35.2% for the quarter ended December 31, 1995 to 36.5% for the quarter ended December 31, 1996. The increase in the dollar amount of such costs and as a percentage of service revenue resulted primarily from increased staffing and to an increase in the use of third party consultants in response to continued growth in the customer base.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses increased 8.0%, from $3.4 million for the quarter ended December 31, 1995 to $3.6 million for the quarter ended December 31, 1996. Research and development expenses as a percentage of total revenue were 20.7% for the quarter ended December 31, 1995 and 19.9% for the quarter ended December 31, 1996. Research and development spending, defined as research and development expenses before capitalized software development costs and research funding, increased 10.0%, from $4.2 million for the quarter ended December 31, 1995 to $4.7 million for the quarter ended

December 31, 1996. The increase in research and development expense and spending was due primarily to increased utilization of contract labor. The Company capitalized $0.9 million of software development costs for each of the quarters ended December 31, 1995 and 1996. The Company also received $0.5 million in research funding from a business partner in November, 1996 of which $0.1 million of this funding was reflected as a reduction of research and development expenses in the first quarter of fiscal 1997. There was no external funding in fiscal 1996.

     The Company has numerous product development initiatives underway and anticipates that expenditures in future periods will increase. In addition to its traditional AS/400 platform efforts, major product initiatives are currently underway on the Microsoft NT Server platform as a result of the recent acquisition of Time (Open Systems) Limited with respect to financial management applications. The Company is also making substantial investments to develop a new Human Resources Management product line designed exclusively for the Microsoft NT Server market.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, royalties, travel, promotional expenses, and facilities and computers and communications costs for direct sales offices. Sales and marketing expenses increased 14.0%, from $5.5 million for the quarter ended December 31, 1995 to $6.3 million for the quarter ended December 31, 1996. Sales and marketing expenses as a percentage of total revenue increased from 33.8% for the quarter ended December 31, 1995 to 34.4% for the quarter ended December 31, 1996. The increase in dollar amount as well as percentage of total revenues was attributable to increased staffing in the direct sales force and an increase in the expansion of its distribution channels, both domestically and internationally, with an emphasis on certain international markets throughout Asia and Latin America. Sales and marketing expenses on an absolute basis and as a percentage of revenue may continue to increase in the future due to these initiatives.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, administrative, financial and legal personnel, as well as provisions for doubtful accounts, insurance and outside professional fees. General and administrative expenses increased 4.5%, from $1.6 million for the quarter ended December 31, 1995 to $1.7 million for the quarter ended December 31, 1996. General and administrative expenses as a percentage of total revenue decreased from 10.0% for the quarter ended December 31, 1995 to 9.3% for the quarter ended December 31, 1996. The increase in general and administrative expenses related primarily to additional costs and professional fees related to operating as a public company.

     PROVISION FOR INCOME TAXES. The provisions for federal, state and foreign income taxes were $0.4 million and $0.5 million for the quarter ended December 31, 1995 and for the quarter ended December 31, 1996, respectively. The effective tax rates were 35.7% for the quarter ended December 31, 1995 and 35.0% for the quarter ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had cash, cash equivalents and marketable securities of $41.2 million. During the first quarter of fiscal 1997, the Company used a net $2.1 million of cash, cash equivalents and marketable securities mainly to fund operations, fund software development, and to purchase computers and equipment. The principal source of cash, cash equivalents and marketable securities was income from operations and an increase in deferred revenue. In October, 1996, the Company's $5.0 million working capital revolving line of credit with a bank expired and the Company does not currently plan to negotiate another line. The Company had not made any borrowings under the facility.

     The Company's accounts receivable balance, net of the allowance for doubtful accounts, was $15.9 million at December 31, 1996 and $12.4 million at September 30, 1996. Days sales of receivables outstanding was 77 days at December 31, 1996 compared to 54 days at September 30, 1996. Days sales of receivables outstanding typically increases for the first quarter of the fiscal year following the increased activity of the fourth quarter of the prior year as a result of the cyclical nature of sales. A net increase of $1.7 million in deferred revenue also contributed to the increase. Deferred revenue was $26.6 million at December 31, 1996 and $24.9 million at September 30, 1996. The increase in deferred revenue was primarily due to an increase in deferred maintenance fee revenue as a result of continued growth in the customer base and, to a lesser extent, customers electing to prepay for multiyear maintenance in lieu of normal annual increases. Included in the December 31, 1996 deferred revenue balance was $15.4 million of deferred maintenance revenue, $8.6 million of deferred consulting services revenue and $2.6 million of deferred software license fee revenue.

     The Company believes that cash, cash equivalents and marketable securities on hand and cash flows from operations will be sufficient to fund its operations at least through fiscal 1997. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash, and consequently such growth may require the Company to obtain additional sources of financing. In addition, although there are no current agreements or negotiations with respect to additional material acquisitions of complementary businesses, products or technologies, such transactions could, if they were to occur, require additional sources of financing.


FACTORS AFFECTING FUTURE PERFORMANCE

     The Company's quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenue and operating results may fluctuate as a result of a variety of factors, including the Company's lengthy sales cycle, the proportion of revenue attributable to license fees versus service revenue, changes in the level of operating expenses, demand for the Company's products, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the purchase of the Company's products often involves a significant commitment of capital by its customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company historically has operated with little software license backlog because its software products are generally shipped as orders are received. The Company has often recognized a substantial portion of its revenue in the last month of the quarter and often in the last week of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month or last week of that quarter. Accordingly, a small variation in the timing of recognition of revenue for specific transactions is likely to adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of its expected future revenue and only a small portion of the Company's expenses vary with its revenue. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Although the Company has been profitable for the previous sixteen quarterly periods, there can be no assurance that the Company will remain profitable on a quarterly basis, if at all.

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

     The majority of the Company's products, maintenance and other services related thereto, are presently designed for users of IBM AS/400 mid-range computers. Future revenue from licenses of present products and sales of services and recurring maintenance revenue are therefore dependent on new sales and continued widespread use of the AS/400 and the continued support of such computers by IBM. Because the Company's primary current source of revenue comes from customers using IBM mid-range computers, a significant shift in the way the Company's customers use computers may have a material adverse effect on the Company's business. In addition, because the Company's primary product line requires the use of IBM's OS/400 operating system, the Company may be required to adapt those products to any changes made in such operating system in the future. The Company's inability to adapt to future changes in the OS/400 operating system, or delays in doing so, could have a material adverse effect on the Company's business, operating results and financial condition.

     Although the Company is developing its software applications to operate over the Internet and within corporate intranets, there can be no assurance that the Company will be successful in developing and implementing such capabilities. In addition, the Company's development and implementation of new human resources software applications to run on the Microsoft Windows NT servers involve significant research and development expenditures and more intense competition from a larger number of competitors. There can be no assurance that the Company will be successful in developing and marketing these products or will be able to compete successfully against current or future competitors.

     In addition, the Company recently acquired, in January 1997, all of the outstanding capital stock of Time (Open Systems) Limited, a UK-based, privately held company which develops and markets a suite of financial applications, including applications targeted to the Microsoft NT Server platform. There can be no assurance that the Company will be successful in integrating the acquired business into its operations or that the Company will be successful in developing and marketing the products and technologies which it acquired as a result of such acquisition. Although the Company expects to introduce certain of the Time Products in North America and other international markets in mid-1997, there can be no assurance that it will complete the product enhancements necessary for such introductions within that period.

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

     Revenue from customers outside North America represented 8.7% and 10.6% of the Company's total revenue in fiscal 1995 and fiscal 1996, respectively. The Company believes that its revenue and future operating results will depend, in part, on its ability to increase sales in international markets. There can be no assurance that the Company will be able to maintain or increase its current level of international revenue. An important part of the Company's strategy is to expand its indirect marketing channels in international markets. There can be no assurance that the Company will be able to attract and retain international distributors and resellers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to attract and retain important distributors and resellers could materially and adversely affect the Company's international business, operating results and financial condition. Other risks inherent to the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulty in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors would not have a material adverse affect on the Company's future international revenue, and consequently, on the Company's business, operating results and financial condition.

                           PART II - OTHER INFORMATION

Items 1 - 5. Not applicable

Item 6. Exhibits and Reports on Forms 8-K

        (a)  Exhibits

             Exhibit 27 Financial Data Schedule.


        (b)  Reports on Form 8-K

             On January 21, 1997, the Company filed a Current Report on Form 8-K, Item 9, reporting the Company's acquisition of all of the issued share capital of Time (Open Systems) Limited, a corporation formed under the laws of the United Kingdom, in exchange for $2,793,450 in cash and 769,867 shares of the Company's Common Stock (the "Company Shares"). The Company Shares were issued by the Company pursuant to an exemption from registration provided by Regulation S under the Securities Act of 1933.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Software 2000 has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 1997



                                        SOFTWARE 2000, INC.
                                        by:


                                        /s/  DANIEL J. KOSSMANN
                                        -----------------------
                                        Daniel J. Kossmann
                                        Chief Financial Officer

                               SOFTWARE 2000, INC.

                                  EXHIBIT INDEX



     EXHIBIT
     NUMBER                   DESCRIPTION                                 PAGE
     ------                   -----------                                 ----

       27                Financial Data Schedule                           17