Form 10-Q
period 1997-03-31
INFINIUM SOFTWARE INC
filed 1997-05-15
CIK 1002044

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

                  For the quarterly period ended March 31, 1997

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _______to______


                         Commission File Number 0-27030


                             INFINIUM SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)



                   Massachusetts                           04-2734036
                   -------------                           ----------
          (State or other jurisdiction of                 (IRS Employer
           incorporation or organization)              Identification No.)


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

The number of shares outstanding of the registrant's Common Stock on March 31, 1997 was 11,943,996.


================================================================================

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION
  ITEM 1.  Financial Statements
             Condensed Consolidated Balance Sheet at September 30, 1996
                and March 31, 1997......................................     3

             Condensed Consolidated Statement of Operations for the
                three and six months ended March 31, 1996 and 1997......     4

             Condensed Consolidated Statement of Cash Flows for the six
                months ended March 31, 1996 and 1997....................     5

             Notes to Condensed Consolidated Financial Statements ......     6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     9

PART II - OTHER INFORMATION

  ITEMS 1.- 3. Not applicable

  ITEM 4.  Submission of Matters to a Vote of Security Holders..........    17

  ITEM 5.  Not applicable

  ITEM 6.  Exhibits and Reports on Form 8-K.............................    17

SIGNATURES..............................................................    18

EXHIBIT INDEX...........................................................    19

EXHIBITS................................................................    20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               SEPTEMBER 30,   MARCH 31,
                                                                                    1996         1997
                                                                                    ----         ----
                                                                                              (UNAUDITED)

                                 ASSETS
Current assets:
  Cash, cash equivalents and marketable securities ............................    $43,337      $39,380
  Accounts receivable, less allowance for doubtful accounts of $1,250
   and $1,525 at September 30, 1996 and March 31, 1997, respectively ..........     12,354       15,369
  Deferred income taxes .......................................................      2,427        2,716
  Prepaid expenses and other current assets ...................................      3,569        4,241
                                                                                   -------      -------

        Total current assets ..................................................     61,687       61,706
  Property and equipment, net .................................................      6,047        6,109
  Capitalized software development costs, net .................................      6,171        6,419
  Goodwill and other intangibles, net .........................................         --        2,135
  Other assets ................................................................      1,799        1,899
                                                                                   -------      -------
        Total assets ..........................................................    $75,704      $78,268
                                                                                   =======      =======


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................    $ 4,495      $ 3,769
  Accrued expenses ............................................................      7,300        7,805
  Income taxes payable ........................................................      1,368        1,668
  Deferred revenue ............................................................     24,853       26,642
                                                                                   -------      -------
        Total current liabilities .............................................     38,016       39,884

  Deferred income taxes
                                                                                     2,038          568
                                                                                   -------      -------
Stockholders' equity:
  Common stock, $.01 par value; authorized 40,000 shares, issued and outstanding 11,114 and 11,944 shares at September 30, 1996 and
   March 31, 1997, respectively ...............................................        111          119
  Additional paid-in capital ..................................................     27,394       32,351
  Retained earnings ...........................................................      8,145        5,345
  Cumulative translation adjustment ...........................................         --            1
                                                                                   -------      -------
        Total stockholders' equity ............................................     35,650       37,816
                                                                                   -------      -------
        Total liabilities and stockholders' equity ............................    $75,704      $78,268
                                                                                   =======      =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             INFINIUM SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    ------------------       ----------------
                                                   MARCH 31,   MARCH 31,   MARCH 31,  MARCH 31,
                                                     1996        1997         1996       1997
                                                     ----        ----         ----       ----

Revenue:
  Software license fees ........................... $ 4,710    $ 5,659      $ 9,512    $10,993
  Service revenue .................................  11,795     14,151       23,314     27,097
                                                    -------    -------      -------    -------
          Total revenue ...........................  16,505     19,810       32,826     38,090
                                                    -------    -------      -------    -------
Operating costs and expenses:
  Cost of software license fees ...................     890      1,013        1,825      2,039
  Cost of services ................................   4,052      5,455        8,104     10,177
  Research and development ........................   3,436      4,035        6,802      7,670
  Sales and marketing .............................   5,782      6,820       11,297     13,108
  General and administrative ......................   1,817      1,848        3,446      3,551
  Write-off of in-process research and
   development acquired  (Note 5) .................      --      6,846           --      6,846
                                                    -------    -------      -------    -------
          Total operating costs and expenses ......  15,977     26,017       31,474     43,391
                                                    -------    -------      -------    -------

Income (loss) from operations .....................     528     (6,207)       1,352     (5,301)
Other income, net .................................     334        469          629        995
                                                    -------    -------      -------    -------
Income (loss) before provision (benefit)
  for income taxes ................................     862     (5,738)       1,981     (4,306)
Provision (benefit) for income taxes ..............     313     (2,007)         713     (1,506)
                                                    -------    -------      -------    -------

Net income (loss) ................................. $   549    $(3,731)     $ 1,268    $(2,800)
                                                    =======    =======      =======    =======
Per share data:
  Net income (loss) per share ..................... $  0.05    $ (0.30)     $  0.12    $ (0.23)
                                                    =======    =======      =======    =======
Weighted average common and common
equivalent shares outstanding .....................  11,254     12,456       10,805     12,120
                                                    =======    =======      =======    =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             INFINIUM SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                           ----------------
                                                                        MARCH 31,    MARCH 31,
                                                                           1996         1997
                                                                           ----         ----

Cash flows from operating activities:
  Net income (loss) ..................................................  $  1,268     $ (2,800)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
     Depreciation and amortization ...................................     2,280        2,832
     Allowance for doubtful accounts .................................       300          210
     Deferred income taxes ...........................................        37       (1,759)
     Write-off of in-process research and development acquired .......        --        6,846
     Changes in operating assets and liabilities, net of effects from the acquisition of Time (Open Systems) Limited:
         Accounts receivable .........................................       712       (2,679)
         Prepaid expenses and other current assets ...................    (1,012)        (640)
         Other assets ................................................      (136)        (100)
         Accounts payable ............................................      (146)        (999)
         Accrued expenses ............................................       184          (98)
         Income taxes payable ........................................      (770)         299
         Deferred revenue ............................................      (366)         811
                                                                        --------     --------
           Net cash provided by operating activities .................     2,351        1,923
                                                                        --------     --------
Cash flows from investing activities:
  Purchase of marketable securities ..................................   (29,736)     (30,954)
  Sale of marketable securities ......................................    14,253       36,542
  Purchase of property and equipment .................................    (1,808)      (1,164)
  Capitalization of software development costs .......................    (1,696)      (1,725)
  Acquisition of Time (Open Systems) Limited (Note 5) ................        --       (3,443)
                                                                        --------     --------
          Net cash used for investing activities .....................   (18,987)        (744)
                                                                        --------     --------
Cash flows from financing activities:
  Proceeds from initial public offering of common stock ..............    12,827           --
  Proceeds from exercise of stock options and employee stock
    purchase plan ....................................................       885          451
  Proceeds from repayments of notes receivable - stockholders ........       379           --
                                                                        --------     --------
          Net cash provided by financing activities ..................    14,091          451
                                                                        --------     --------
Effect of foreign exchange rate changes on cash ......................        --            1
                                                                        --------     --------
Net increase (decrease) in cash and cash equivalents .................    (2,545)       1,631

Cash and cash equivalents, beginning of period .......................     8,161        7,817
                                                                        --------     --------

Cash and cash equivalents, end of period .............................  $  5,616     $  9,448
                                                                        ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The information at March 31, 1996 and 1997 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of operating results for the full fiscal year.


2.   FOREIGN CURRENCY TRANSLATION

     As a result of economic factors relating to the Company's UK subsidiaries, the functional currency of the subsidiaries has been redesignated to the British Pound effective October 1, 1996. Accordingly, the assets and liabilities of the UK subsidiaries have been translated into the U.S. dollar at the current exchange rate, equity at the historical rate and income and expense items at an average exchange rate for the period. Translation adjustments have been reported as a cumulative translation adjustment within the equity section of the balance sheet.

     All other foreign subsidiaries and branches have retained the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities of these subsidiaries and branches are translated into the U.S. dollar at the exchange rate in effect at period end and nonmonetary assets and liabilities are remeasured at historic exchange rates. Income and expenses are remeasured at the average exchange rate for the period. Translation gains and losses are reflected in the consolidated statement of income.


3.   NET INCOME PER SHARE

     Net income per share is determined by dividing net income applicable to common stock by the weighted average number of common shares and common equivalent shares outstanding during the period. Common share equivalents are computed using the treasury stock method and consist of common stock which may be issuable upon exercise of outstanding common stock options and warrants to purchase common stock, when dilutive. Fully diluted per share amounts are not presented as the effect is not material. The computation of the weighted average number of shares outstanding for the three months ended March 31, 1996 and 1997 is as follows:

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                           MARCH 31,           MARCH 31,
                                           ---------           ---------
                                        1996      1997      1996      1997
                                        ----      ----      ----      ----

Weighted average common and
 common equivalent shares:
  Common stock outstanding ..........   9,763    11,901     9,344    11,508
  Common stock equivalents ..........   1,491       555     1,461       612
                                       ------    ------    ------    ------
                                       11,254    12,456    10,805    12,120
                                       ======    ======    ======    ======

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




3.   NET INCOME PER SHARE, CONTINUED

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Company's first quarter of fiscal 1998, and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this Statement is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company expects that basic earnings per share amounts will be accretive compared to the primary earnings per share amounts, and diluted earnings per share amounts will not be materially different from the fully diluted earnings per share amounts.



4.   OTHER INCOME, NET

     Other income, net consists of the following:

                             THREE MONTHS ENDED        SIX MONTHS ENDED
                             ------------------        ----------------
                           MARCH 31,  MARCH 31,       MARCH 31,   MARCH 31,
                             1996       1997            1996        1997
                             ----       ----            ----        ----

Interest income...........   $363       $ 490           $ 694     $1,038
Foreign exchange loss.....   (29)        (21)            (65)       (43)
                             ----       -----           -----      -----
                             $334       $ 469           $ 629      $ 995
                             ====       =====           =====      =====


5.   ACQUISITION

     On January 6, 1997, the Company acquired all of the outstanding capital stock of Time (Open Systems) Limited ("Time"), a UK-based privately held software concern which developed and marketed a suite of client/server financial applications. The transaction was consummated for $2,793 in cash, approximately 770 shares of the Company's common stock which was issued at the closing of the acquisition and is being held pursuant to an escrow agreement under which the shares will be released ratably over a three year period and $650 of related acquisition costs. The value ascribed to the shares issued was $4,514.

     The acquisition was accounted for as a purchase. Accordingly, the results of operations of Time and the fair market values of the acquired assets and assumed liabilities were included in the Company's financial statements as of the date of the acquisition. The purchase price was allocated to the acquired assets and assumed liabilities as follows:

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



5.   ACQUISITION, CONTINUED


       Accounts receivable                       $   546
       Other current assets                           32
       Property and equipment                        132
       In-process research and development         6,846
       Acquired software                             312
       Assembled workforce                           468
       Goodwill                                    1,477
       Current liabilities                        (1,856)
                                                 -------
                                                 $ 7,957
                                                 =======



     The amount allocated to in-process research and development was determined by an independent appraiser and represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, this amount of $6,846 was charged to operations at the acquisition date. The amounts allocated to intangible assets are being amortized on a straight line basis over their expected useful lives of 2-7 years.

     Pro forma statements of operations are not shown as they would not differ materially from reported results.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future expense levels and capital requirements, the Company's future product development and marketing plans, the Company's ability to obtain debt, equity or other financing, the Company's ability to generate cash from operations, and the Company's ability to attract and retain employees, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties, as more fully described under "Factors Affecting Future Performance." Actual results may differ materially from those described in the forward-looking statements.



RESULTS OF OPERATIONS

     Infinium Software, Inc., ("the Company"), formally known as Software 2000, Inc., was founded in 1981 and offers a broad range of financial management, human resource management and materials management business software applications that run on the IBM AS/400 hardware platform. The Company also offers a specialized manufacturing system designed to manage process manufacturing operations. The Company's revenue is derived from two sources: software license fees and service revenue. Software license fees includes revenue from noncancellable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products distributed by the Company. Software license fee revenue is recognized upon shipment of the software and when all significant contractual obligations have been satisfied. The Company's service revenue is comprised of software maintenance fees and fees for consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement, which is typically one year. Consulting service revenue is recognized as the services are performed.

     As discussed in Note 5 to the condensed consolidated financial statements, the Company acquired all of the outstanding capital stock of Time (Open Systems) Limited ("Time"), a UK-based privately held software concern which developed and marketed a suite of client/server financial application software products (the "Time Products") in January 1997. The Company expects to introduce the versions of the Time Products for the Microsoft NT Server platform in North America and other international markets in mid-1997, upon the completion of additional product development. These products, along with the Microsoft NT Server-based Human Resources Management product line now being developed by the Company, will form the basis for the Company's planned expansion into the emerging market for business applications designed for Windows NT servers.

     The following table sets forth for the periods indicated the Company's condensed consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase period over period for the three and six months ended March 31, 1996 and 1997.

                                         THREE MONTHS ENDED MARCH 31,  SIX MONTHS ENDED MARCH 31,
                                         ----------------------------  --------------------------
                                            % OF TOTAL       % OF $      % OF TOTAL      % OF $
                                              REVENUE      INCREASE        REVENUE      INCREASE
                                              -------      --------        -------      --------
                                          1996     1997    96 TO 97     1996     1997   96 TO 97
                                          ----     ----    --------     ----     ----   --------
Revenue:
  Software license fees ..............     29%      29%         20%      29%      29%       16%
  Service revenue ....................     71       71          20       71       71        16
                                          ---      ---      ------      ---      ---      ----

     Total revenue ...................    100      100          20      100      100        16
                                          ---      ---      ------      ---      ---      ----

Operating costs and expenses:
  Cost of software license fees ......      5        5          14        6        5        12
  Cost of services ...................     25       28          35       25       27        26
  Research and development ...........     21       20          17       21       20        13
  Sales and marketing ................     35       34          18       34       34        16
  General and administrative .........     11        9           2       11        9         3
  Write-off of in-process research
    and development acquired .........     --       35         n/a       --       18       n/a
                                          ---      ---      ------      ---      ---      ----

       Total operating costs and
         expenses ....................     97      131          63       96      114        38
                                          ---      ---      ------      ---      ---      ----

Income (loss) from operations ........      3      (31)     (1,276)       4      (14)     (492)
                                          ---      ---      ------      ---      ---      ----

Other income, net ....................      2        2          40        2        3        58
                                          ---      ---      ------      ---      ---      ----

Income (loss) before provision
  (benefit) for income taxes .........      5      (29)       (766)       6      (11)     (317)
Provision (benefit) for income
  taxes ..............................      2      (10)       (741)       2       (4)     (311)
                                          ---      ---      ------      ---      ---      ----
Net income  (loss) ...................      3%     (19)%      (780)%      4%      (7)%    (321)%
                                          ===      ===      ======      ===      ===      ====

     Included in operating costs and expenses above, and further discussed in note 5 to the condensed consolidated financial statements, is a one-time charge of $6.8 million for the three and six months ended March 31, 1997 as a result of the write-off of in-process research and development acquired in connection with the acquisition of Time. On a pro forma basis, exclusive of this one-time charge, operating costs and expenses would have reported $19.2 million and $36.5 million for the three and six months ended March 31, 1997, respectively, resulting in a 20% and 16% increase over the same periods a year previous, respectively, income from operations would have reported $0.6 million and $1.5 million for the three and six months ended March 31, 1997, respectively, resulting in a 21% and 14% increase over the same periods a year previous, respectively, and net income would have reported $0.7 million and $1.7 million for the three and six months ended March 31, 1997, respectively, resulting in an increase of 31% and 30% over the same periods a year previous, respectively. Net income per share would have reported an increase of 19% from $0.05 for the quarter ended March 31, 1996 to $0.06 for the quarter ended March 31, 1997 and a 16% increase from $0.12 for the six months ended March 31, 1996 to $0.14 for the six months ended March 31, 1997.


QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1997

     REVENUE. Total revenue, consisting of software license fees and service revenue, increased 20%, from $16.5 million for the quarter ended March 31, 1996 to $19.8 million for the quarter ended March 31, 1997.

     Software license fee revenue increased 20%, from $4.7 million for the quarter ended March 31, 1996 to $5.7 million for the quarter ended March 31, 1997. The growth was predominately generated from domestic operations which grew 28% over the same period a year ago. The Asia Pacific region also contributed with 21% growth over the same period a year ago. The Company believes that the software license fee growth reflects a continued market acceptance of the products and the efforts of target marketing into the process manufacturing and healthcare markets.

     Service revenue increased 20%, from $11.8 million for the quarter ended March 31, 1996 to $14.2 million for the quarter ended March 31, 1997. The Company's service revenue is comprised of software maintenance fees and fees for consulting services. Overall, the increase was attributable to an increase in the installed base of customers and an increase in larger consulting service engagements. The following table sets forth a comparative breakout of the components of service revenue.


                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                        (IN THOUSANDS)   % OF $ INCREASE
                                                         ---------------
                                        1996       1997      96 TO 97
                                        ----       ----      --------

        Maintenance fee revenue       $ 7,442    $ 8,378        13%
        Consulting services revenue     4,353      5,773        33
                                      -------    -------        --
          Total service revenue       $11,795    $14,151        20%
                                      =======    =======        ==

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of the cost of product media, manuals, shipping and amortization expense related to capitalized software development costs. Cost of software license fees increased 14%, from $0.9 million for the quarter ended March 31, 1996 to $1.0 million for the quarter ended March 31, 1997. Cost of software license fees as a percentage of software license fee revenue decreased slightly from 19% for the quarter ended March 31, 1996 to 18% for the quarter ended March 31, 1997. The decrease as a percentage of software license fees is attributed to continued decreases in documentation-related expenses offset by an increase of amortization of capitalized software development costs.

     COST OF SERVICES. Cost of services consists of costs to provide training, technical support and implementation consulting services to licensees of Infinium Software products. Cost of services increased 35%, from $4.1 million for the quarter ended March 31, 1996 to $5.5 million for the quarter ended March 31, 1997. Cost of services as a percentage of service revenue increased from 34% for the quarter ended March 31, 1996 to 39% for the quarter ended March 31, 1997. The increase in the dollar amount of such costs and as a percentage of service revenue resulted primarily from increased staffing and to an increase in the use of third party consultants for delivery of consulting services in response to continued growth in the customer base and to the continued demand for consulting services.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses increased 17%, from $3.4 million for the quarter ended March 31, 1996 to $4.0 million for the quarter ended March 31, 1997. Research and development spending, defined as research and development expenses before capitalization of software development costs and, if applicable, research funding, increased 16%, from $4.3 million for the quarter ended March 31, 1996 to $5.0 million for the quarter ended March 31, 1997. Research and development spending as a percentage of total revenue was 26% for the quarter ended March 31, 1996 and 25% for the quarter ended March 31, 1997. The increase in research and development expense and spending was due primarily to increased NT platform development for the current period. The Company capitalized $0.8 million of software development costs for each of the quarters ended March 31, 1996 and 1997.

     The Company has numerous product development initiatives underway and anticipates that expenditures in future periods will increase. In addition to its traditional AS/400 platform efforts, major product initiatives are currently underway on the Microsoft NT Server platform as a result of the recent acquisition of Time with respect to financial management applications. The Company is also making substantial investments to develop a new Human Resources Management product line designed exclusively for the Microsoft NT Server market.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, royalties, travel, promotional expenses, and facilities, computers and communications costs for direct sales offices. Sales and marketing expenses increased 18%, from $5.8 million for the quarter ended March 31, 1996 to $6.8 million for the quarter ended March 31, 1997. Sales and marketing expenses as a percentage of total revenue decreased slightly from 35% for the quarter ended March 31, 1996 to 34% for the quarter ended March 31, 1997. The increase in dollar amount was attributable to increased staffing in the direct sales force and an expansion of distribution channels in preparation for the launch of the NT products. The increase was also attributed to the roll-out of the new corporate identity of Infinium Software from that of Software 2000. Sales and marketing expenses on an absolute basis and as a percentage of revenue is expected to continue to increase in the future as a result of these initiatives.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, administrative, financial and legal personnel, as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses was $1.8 million for the quarters ended March 31, 1996 and 1997. General and administrative expenses as a percentage of total revenue decreased from 11.0% for the quarter ended March 31, 1996 to 9% for the quarter ended March 31, 1997. The decrease as a percent of revenue is attributable to ongoing cost containment efforts throughout the general and administrative areas.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED. As discussed in
Note 5 to the condensed consolidated financial statements, the Company recorded a one-time charge to operations of $6.8 million for the write-off of in-process research and development acquired in connection with the acquisition of Time.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provisions (benefit) for federal, state and foreign income taxes were $0.3 million and ($2.0) million for the quarter ended March 31, 1996 and for the quarter ended March 31, 1997, respectively. The effective tax rates were 36% for the quarter ended March 31, 1996 and 35.0% for the quarter ended March 31, 1997.


SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

     REVENUE. Total revenue increased 16%, from $32.8 million for the six months ended March 31, 1996 to $38.1 million for the six months ended March 31, 1997. Software license fee revenue increased 16%, from $9.5 million for the six months ended March 31, 1996 to $11.0 million for the six months ended March 31, 1997. The software license fee growth reflects a continued market acceptance of the products and the efforts of target marketing into the process manufacturing and healthcare markets. Service revenue increased 16%, from $23.3 million for the six months ended March 31, 1996 to $27.1 million for the six months ended March 31, 1997. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance revenue and consulting service revenue.

     The following table sets forth a comparative breakout of the components of service revenue.

                                             SIX MONTHS ENDED MARCH 31,
                                             --------------------------
                                         (IN THOUSANDS)    % OF $ INCREASE
                                                           ---------------
                                        1996         1997       96 TO 97
                                        ----         ----       --------
        Maintenance fee revenue       $14,466      $16,532        14%
        Consulting services revenue     8,848       10,565        19
                                      -------      -------        --
          Total service revenue       $23,314      $27,097        16%
                                      =======      =======        ==


     COST OF SOFTWARE LICENSE FEES. Cost of software license fees increased 12%, from $1.8 million for the six months ended March 31, 1996 to $2.0 million for the six months ended March 31, 1997. Cost of software license fees as a percentage of software license fee revenue remained consistent at 19% for the six months ended March 31, 1996 and 1997.

     COST OF SERVICES. Cost of services increased 26%, from $8.1 million for the six months ended March 31, 1996 to $10.2 million for the six months ended March 31, 1997. Cost of services as a percentage of service revenue increased from 35% for the six months ended March 31, 1996 to 38% for the six months ended March 31, 1997. The increase in the dollar amount of such costs and as a percentage of service revenue resulted primarily from an increase in the use of third party consultants for delivery of consulting services into the customer base in response to continued growth in the customer base and to the continued demand for consulting services.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 13%, from $6.8 million for the six months ended March 31, 1996 to $7.7 million for the six months ended March 31, 1997. Research and development spending, defined as research and development expenses before capitalization of software development costs and research funding, increased 13%, from $8.5 million for the six months ended March 31, 1996 to $9.6 million for the six months ended March 31, 1997. Research and development spending as a percentage of total revenue was 26% for the six months ended March 31, 1996 and 25% for the six months ended March 31, 1997. The increase in research and development expense and spending was due primarily to increased NT platform development initiatives during the current fiscal year. The Company capitalized $1.7 million of software development costs for each of the six months ended March 31, 1996 and 1997.

     SALES AND MARKETING. Sales and marketing expenses increased 16%, from $11.3 million for the six months ended March 31, 1996 to $13.1 million for the six months ended March 31, 1997. Sales and marketing expenses as a percentage of total revenue remained consistent at 34% for the six months ended March 31, 1996 and 1997. The increase in dollar amount was attributable to increased staffing in the direct sales force and an expansion of distribution channels in preparation for the launch of NT products as well as to the roll-out of the new corporate identity of Infinium Software from that of Software 2000 during the second quarter of the current fiscal year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 3%, from $3.4 million for the six months ended March 31, 1996 to $3.6 million for the six months ended March 31, 1997. General and administrative expenses as a percentage of total revenue decreased from 11.0% for the six months ended March 31, 1996 to 9% for the six months ended March 31, 1997. The increase in dollar amount of general and administrative expenses related primarily to additional investor relation costs related to operating as a public company offset somewhat by a decrease in the provision for doubtful accounts.

     WRITE-OFF OF RESEARCH AND DEVELOPMENT ACQUIRED. As discussed in Note 5 to the condensed consolidated financial statements, the Company recorded a one-time charge to operations of $6.8 million for the write-off of in-process research and development acquired in connection with the acquisition of Time.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provisions (benefit) for federal, state and foreign income taxes were $0.7 million and ($1.5) million for the six months ended March 31, 1996 and for the six months ended March 31, 1997, respectively. The effective tax rates were 36% for the quarter ended March 31, 1996 and 35.0% for the six months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had cash, cash equivalents and marketable securities of $39.4 million. During the first six months of fiscal 1997, the Company used a net $4.0 million of cash, cash equivalents and marketable securities of which $3.4 million was attributed to the acquisition of Time. Other uses were to fund software development and to purchase computers and equipment. The principal sources of cash, cash equivalents and marketable securities was provided by operating activities and proceeds from the exercise of stock options under the Company's stock option plans and employee stock purchase plan. In October, 1996, the Company's $5.0 million working capital revolving line of credit with a bank expired and the Company does not currently plan to negotiate another line. The Company had not made any borrowings under the facility.

     The Company's accounts receivable balance, net of the allowance for doubtful accounts, was $15.9 million at March 31, 1997 and $12.4 million at September 30, 1996. Days sales of receivables outstanding ("DSO") was 69 days at March 31, 1997 compared to 77 days at the end of last quarter. The Company calculates DSO as accounts receivable, net of allowance for doubtful accounts divided by the current quarters revenue multiplied by 90. The decrease in DSO from the prior quarter resulted primarily from collections on accounts receivable.

     Deferred revenue remained consistent at $26.6 million at March 31, 1997 and December 31, 1996. This was a 7% increase from the $24.9 million at September 30, 1996. The increase in deferred revenue was primarily due to an increase in deferred license fee revenue and deferred consulting services as a result of continued growth in the customer base and to the continued demand for consulting services.

     The Company believes that cash, cash equivalents and marketable securities on hand and cash flows from operations will be sufficient to fund its operations at least through fiscal 1998. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash, and consequently such growth may require the Company to obtain additional sources of financing. In addition, although there are no current agreements or negotiations with respect to additional material acquisitions of complementary businesses, products or technologies, such transactions could, if they were to occur, require additional sources of financing.

FACTORS AFFECTING FUTURE PERFORMANCE

     The Company's quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenue and operating results may fluctuate as a result of a variety of factors, including the Company's lengthy sales cycle, the proportion of revenue attributable to license fees versus service revenue, changes in the level of operating expenses, demand for the Company's products, the introduction of new products and product enhancements by the Company or its competitors, the Company's ability to attract and retain employees, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the purchase of the Company's products often involves a significant commitment of capital by its customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company historically has operated with little software license backlog because its software products are generally shipped as orders are received. The Company has often recognized a substantial portion of its revenue in the last month of the quarter and often in the last week of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month or last week of that quarter. Accordingly, a small variation in the timing of recognition of revenue for specific transactions is likely to adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of its expected future revenue and only a small portion of the Company's expenses vary with its revenue. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

     The Company's business has experienced and is expected to continue to experience significant seasonality. In recent years, the Company has had greater demand for its products in its fourth fiscal quarter and has experienced lower revenues in its succeeding first and second fiscal quarters. The fluctuations are caused primarily by customer purchasing patterns and the Company's sales recognition programs which reward and recognize sales personnel on the basis of achievement of annual performance quotas. Due to the factors set forth in this section, it is likely that in some future quarter the Company's operating results will be below the expectations of the Company and public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

     In addition, the Company recently acquired all of the outstanding capital stock of Time, a company which had developed a suite of client server financial application software products. Although the Company expects to introduce enhanced versions of certain of the Time Products in North America and other international markets in mid-1997, there can be no assurance that it will complete the product enhancements necessary for such introductions within that period.

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

                           PART II - OTHER INFORMATION

     Items 1 - 3.   Not applicable

     Item 4.   Submission of Matters to a Vote of Security Holders

               (a) The Company's Annual Meeting of Stockholders was held on Friday, February 14, 1997.
               (b) Manuel Correia and Frederick J. Lizza were elected as Class I directors at the meeting. The terms of office of Robert A. Pemberton, Robert P. Schechter, Roland Pampel and R. Stephen Cheheyl as Class II and Class III directors continued after the meeting.
               (c) At the meeting, the stockholders elected the Company's Class I Directors as follows:

                                                                      Broker
                                                                      ------
Name           For      Against     Withheld     Abstentions          Non-votes
----           ---      -------     --------     -----------          ---------
Correia    10,784,402                17,689
Lizza      10,703,127                98,964


            In addition, the stockholders approved the change of the Company's corporate name to "Infinium Software, Inc."

                                                                      Broker
                                                                      ------
               For      Against     Withheld     Abstentions          Non-votes
               ---      -------     --------     -----------          ---------
            10,637,652   57,744                     32,795            73,900


            Finally, the stockholders ratified the selection of the firm of Price Waterhouse LLP as auditors for the Company for the fiscal year ending September 30, 1997.

                                                                      Broker
                                                                      ------
               For      Against     Withheld     Abstentions          Non-votes
               ---      -------     --------     -----------          ---------
            10,695,353   91,208                     15,530


     Item 5.  Not applicable

     Item 6.  Exhibits and Reports on Form 8-K
              (a)   Exhibits
                    Exhibit 3(i) Articles of Amendment.
                    Exhibit 3(ii) Third Amended and Restated By-Laws.
                    Exhibit 4 Stock Certificate.
                    Exhibit 27 Financial Data Schedule.

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

                    On February 24, 1997, the Company filed a Current Report on Form 8-K, Item 5, reporting that the stockholders of the Company approved an amendment to the Restated Articles of Organization changing the corporate name to Infinium Software, Inc. from Software 2000, Inc., effective February 18, 1997. In connection with the change in name, the Company's Nasdaq National Market ticker symbol was changed to INFM from SFWR.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Infinium Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:  May 14, 1997

                                    INFINIUM SOFTWARE, INC.
                                    by:


                                    /s/ DANIEL J. KOSSMANN
                                    ------------------------
                                    Daniel J. Kossmann
                                    Chief Financial Officer

                             INFINIUM SOFTWARE, INC.

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                      DESCRIPTION                      PAGE
      ------                      -----------                      ----

       3(i)                  Articles of Amendment                  20
       3(ii)          Third Amended and Restated By-Laws            24
         4                     Stock Certificate                    37
        27                  Financial Data Schedule                 38