Form 10-Q
period 1997-06-30
INFINIUM SOFTWARE INC
filed 1997-08-14
CIK 1002044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

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
YES   X   NO
    -----    -----

The number of shares outstanding of the registrant's Common Stock on June 30, 1997 was 12,020,878.



================================================================================

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION
  ITEM 1.  Financial Statements
             Condensed Consolidated Balance Sheet
                at June 30, 1997 and September 30, 1996...................    3

             Condensed Consolidated Statement of Operations
                for the three and nine months ended June 30, 1997
                and 1996..................................................    4

             Condensed Consolidated Statement of Cash Flows for
                the nine months ended June 30, 1997 and 1996..............    5

             Notes to Condensed Consolidated Financial Statements.........    6

  ITEM 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations..........    9

PART II - OTHER INFORMATION

  ITEMS 1.- 5.  Not applicable

  ITEM 6.  Exhibits and Reports on Form 8-K...............................   17

SIGNATURES................................................................   18

EXHIBIT INDEX.............................................................   19

EXHIBITS..................................................................   20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                JUNE 30,    SEPTEMBER 30,
                                                                  1997          1996
                                                               ----------   ------------
                                                               (UNAUDITED)
                                     ASSETS
Current assets:
  Cash, cash equivalents and marketable
    securities ................................................  $39,139       $43,337
  Accounts receivable, less allowance
    for doubtful accounts of $1,400
    and $1,250 at June 30, 1997 and
    September 30, 1996, respectively ..........................   19,915        12,354
  Deferred income taxes .......................................    2,716         2,427
  Prepaid expenses and other current assets ...................    4,361         3,569
                                                                 -------       -------
       Total current assets ...................................   66,131        61,687
Property and equipment, net ...................................    6,444         6,047
Capitalized software development costs, net ...................    6,670         6,171
Goodwill and other intangibles, net ...........................    2,015            --
Other assets ..................................................    1,935         1,799
                                                                 -------       -------
       Total assets ...........................................  $83,195       $75,704
                                                                 =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................  $ 4,622       $ 4,495
  Accrued expenses ............................................    9,174         7,300
  Income taxes payable ........................................    2,002         1,368
  Deferred revenue ............................................   28,171        24,853
                                                                 -------       -------
       Total current liabilities ..............................   43,969        38,016
                                                                 -------       -------
Deferred income taxes .........................................      568         2,038
                                                                 -------       -------

Stockholders' equity:
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding 12,021
    and 11,114 shares at June 30, 1997 and
    September 30, 1996, respectively ..........................      120           111
  Additional paid-in capital ..................................   32,520        27,394
  Retained earnings ...........................................    6,001         8,145
  Cumulative translation adjustment ...........................       17            --
                                                                 -------       -------
       Total stockholders' equity .............................   38,658        35,650
                                                                 -------       -------
       Total liabilities and stockholders' equity .............  $83,195       $75,704
                                                                 =======       =======




The accompanying notes are an integral part of the condensed consolidated financial statements.

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   ---------------------       -----------------------
                                                   JUNE 30,      JUNE 30,      JUNE 30,        JUNE 30,
                                                     1997         1996           1997            1996
                                                   -------       -------       --------        -------
Revenue:
  Software license fees .........................  $ 7,508       $ 6,400       $ 18,501        $15,912
  Service revenue ...............................   14,686        11,952         41,783         35,268
                                                   -------       -------       --------        -------
          Total revenue .........................   22,194        18,354         60,284         51,180
                                                   -------       -------       --------        -------
Operating costs and expenses:
  Cost of software license fees .................    1,396           994          3,435          2,819
  Cost of services ..............................    5,864         4,035         16,041         12,139
  Research and development ......................    4,748         3,372         12,418         10,174
  Sales and marketing ...........................    7,961         5,963         21,069         17,260
  General and administrative ....................    1,741         1,604          5,292          5,050
  Write-off of in-process research and
     development acquired (Note 5) ..............       --            --          6,846             --
                                                   -------       -------       --------        -------
          Total operating costs and expenses ....   21,710        15,968         65,101         47,442
                                                   -------       -------       --------        -------
Income (loss) from operations ...................      484         2,386         (4,817)         3,738
Other income, net ...............................      529           435          1,524          1,064
                                                   -------       -------       --------        -------
Income (loss) before provision (benefit)
  for income taxes ..............................    1,013         2,821         (3,293)         4,802
Provision (benefit) for income taxes ............      355         1,015         (1,151)         1,728
                                                   -------       -------       --------        -------
Net income (loss) ...............................  $   658       $ 1,806       $ (2,142)       $ 3,074
                                                   =======       =======       ========        =======

Per share data:
     Net income (loss) per share ................  $  0.05       $  0.15       $  (0.18)       $  0.28
                                                   =======       =======       ========        =======
Weighted average common and common
  equivalent shares outstanding .................   12,540        11,810         11,635         11,140
                                                   =======       =======       ========        =======





The accompanying notes are an integral part of the condensed consolidated financial statements

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                    -----------------------
                                                                    JUNE 30,        JUNE 30,
                                                                      1997            1996
                                                                    --------        --------

Cash flows from operating activities:
  Net income (loss) ..............................................  $ (2,142)       $  3,074
  Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities
     Depreciation and amortization ...............................     4,345           3,489
     Allowance for doubtful accounts .............................       229             479
     Deferred income taxes .......................................    (1,759)            195
     Write-off of in-process research and
       development acquired ......................................     6,846              --
     Changes in operating assets and liabilities,
       net of effects from the acquisition of Time
      (Open Systems) Limited:
         Accounts receivable .....................................    (7,244)           (172)
         Prepaid expenses and other current assets ...............      (760)           (775)
         Other assets ............................................      (136)           (192)
         Accounts payable ........................................      (146)            559
         Accrued expenses ........................................     1,271             533
         Income taxes payable ....................................       633              99
         Deferred revenue ........................................     2,340            (500)
                                                                    --------        --------
           Net cash provided by operating activities .............     3,477           6,789
                                                                    --------        --------
Cash flows from investing activities:
  Purchase of property and equipment .............................    (2,157)         (2,828)
  Capitalization of software development costs ...................    (2,713)         (2,593)
  Acquisition of Time (Open Systems) Limited (Note 5) ............    (3,443)             --
                                                                    --------        --------
          Net cash used for investing activities .................    (8,313)         (5,421)
                                                                    --------        --------
Cash flows from financing activities:
  Proceeds from public offerings of common  stock ................        --          19,464
  Proceeds from exercise of stock options and
    employee stock purchase plan .................................       621           2,870
  Proceeds from repayments of notes receivable - stockholders ....        --             379
                                                                    --------        --------
          Net cash provided by financing activities ..............       621          22,713
                                                                    --------        --------
Effect of foreign exchange rate changes on cash ..................        17              --
                                                                    --------        --------
Net increase (decrease) in cash, cash equivalents and
  marketable securities ..........................................    (4,198)         24,081
Cash, cash equivalents and marketable securities,
  beginning of period ............................................    43,337          16,183
                                                                    --------        --------
Cash, cash equivalents and marketable securities,
  end of period ..................................................  $ 39,139        $ 40,264
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

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The information at June 30, 1997 and 1996 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of operating results for the full fiscal year.


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


3.  NET INCOME PER SHARE

      Net income per share is determined by dividing net income applicable to common stock by the weighted average number of common shares and common equivalent shares outstanding during the period. Common share equivalents are computed using the treasury stock method and consist of common stock which may be issuable upon exercise of outstanding common stock options and warrants to purchase common stock, when dilutive. Fully diluted per share amounts are not presented as the effect is not material. The computation of the weighted average number of shares outstanding for the three and nine months ended June 30, 1997 and 1996 is as follows:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                       ------------------    -----------------
                                        1997        1996      1997       1996
                                       ------      ------    ------     ------

     Weighted average common and
      common equivalent shares:
          Common stock outstanding     11,984     10,508     11,635      9,732
          Common stock equivalents        556      1,302       --        1,408
                                       ------     ------     ------     ------
                                       12,540     11,810     11,635     11,140
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



4.  OTHER INCOME, NET

     Other income, net consists of the following:

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                  ------------------     ------------------
                                  JUNE 30,   JUNE 30,    JUNE 30,   JUNE 30,
                                   1997       1996        1997        1996
                                   ----       ----       ------      ------

     Interest income ........... $549         $433       $1,587      $1,127
     Foreign exchange loss .....  (20)           2          (63)        (63)
                                 ----         ----       ------      ------
                                 $529         $435       $1,524      $1,064
                                 ====         ====       ======      ======





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

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



5.  ACQUISITION, CONTINUED


        Accounts receivable                                 $  546
        Other current assets                                    32
        Property and equipment                                 132
        In-process research and development                  6,846
        Acquired software                                      312
        Assembled workforce                                    468
        Goodwill                                             1,477
        Current liabilities                                 (1,856)
                                                            ------
                                                            $7,957
                                                            ======


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

6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will implement SFAS No. 130 and No. 131 as required in fiscal 1999 which will require the Company to report and display certain information related to comprehensive income and operating segments.

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



RESULTS OF OPERATIONS

      Infinium Software, Inc., ("the Company"), formally known as Software 2000, Inc., was founded in 1981 and offers a broad range of financial management, human resource management and materials management business software client-server applications that run on the IBM AS/400 hardware platform. The Company also offers a specialized manufacturing system designed to manage process manufacturing operations. The Company's revenue is derived from two sources: software license fees and service revenue. Software license fees includes revenue from noncancellable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products distributed by the Company. Software license fee revenue is recognized upon shipment of the software and when all significant contractual obligations have been satisfied. The Company's service revenue is comprised of software maintenance fees and fees for consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement, which is typically one year. Consulting service revenue is recognized as the services are performed.

     As discussed in Note 5 to the condensed consolidated financial statements, in January, 1997, the Company acquired all of the outstanding capital stock of Time (Open Systems) Limited ("Time"), a UK-based privately held software concern which developed and marketed a suite of client/server financial application software products (the "Time Products"). The Company has introduced beta versions of the Time Products for the Microsoft NT Server platform in North America and other international markets with a planned generally available release date of later this fiscal year. These products, along with the Microsoft NT Server-based Human Resources Management product line under development by the Company, will form the basis for the Company's planned expansion into the emerging market for business applications designed for Windows NT servers.

     Substantially all revenue recognized to date is associated with AS/400 platform transactions.

     The following table sets forth for the periods indicated the Company's condensed consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase period over period for the three and nine months ended June 30, 1997 and 1996.


                                         THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                        ----------------------------       ------------------------------
                                          % OF TOTAL          % OF $         % OF TOTAL           % OF $
                                            REVENUE         INCREASE           REVENUE           INCREASE
                                        ---------------     --------       ----------------      --------
                                        1997       1996     96 TO 97       1997        1996      96 TO 97
                                        ----       ----     --------       ----        ----      --------

Revenue:
  Software license fees ..............    34%        35%        17%          31%         31%         16%
  Service revenue ....................    66         65         23           69          69          18
                                        ----       ----       ----         ----        ----        ----
     Total revenue ...................   100        100         21          100         100          18
                                        ----       ----       ----         ----        ----        ----

Operating costs and expenses:
  Cost of software license fees ......     6          5         40            6           5          22
  Cost of services ...................    27         22         45           27          24          32
  Research and development ...........    21         18         41           20          20          22
  Sales and  marketing ...............    36         33         34           35          34          22
  General and administrative .........     8          9          9            9          10           5
  Write-off of in-process research
    and development acquired .........    --         --        N/A           11          --         N/A
                                        ----       ----       ----         ----        ----        ----
       Total operating costs and
         expenses ....................    98         87         35          108          93          37
                                        ----       ----       ----         ----        ----        ----
Income (loss) from operations ........     2         13        (80)          (8)          7        (229)
                                        ----       ----       ----         ----        ----        ----
Other income, net ....................     3          2         22            3           2          43
                                        ----       ----       ----         ----        ----        ----
Income (loss) before provision
  (benefit) for income taxes .........     5         15        (64)          (5)          9        (169)
Provision (benefit) for income taxes .     2          5        (65)          (2)          3        (167)
                                        ----       ----       ----         ----        ----        ----
Net income (loss) ....................     3%        10%       (64)%         (3)%         6%       (170)%
                                        ====       ====       ====         ====        ====        ====


     Included in operating costs and expenses above, and further discussed in
Note 5 to the condensed consolidated financial statements, is a one-time charge of $6.8 million for the nine months ended June 30, 1997 as a result of the write-off of in-process research and development acquired in connection with the acquisition of Time. Also included in fiscal year 1997 operating costs and expenses are significant expenditures incurred by the Company with respect to the development efforts of the Microsoft NT Server products as well as expenditures attributed to the hiring and training of personnel to market and service this new product offering.



QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

     REVENUE. Total revenue, consisting of software license fees and service revenue, increased 21%, to $22.2 million for the quarter ended June 30, 1997 from $18.4 million for the quarter ended June 30, 1996.

     Software license fee revenue increased 17%, to $7.5 million for the quarter ended June 30, 1997 from $6.4 million for the quarter ended June 30, 1996. The software license fee growth reflects a continued market acceptance of the products and the efforts of target marketing into the process manufacturing and healthcare markets.

     Service revenue increased 23%, to $14.7 million for the quarter ended June 30, 1997 from $12.0 million for the quarter ended June 30, 1996. The Company's service revenue is comprised of software maintenance fees and fees for consulting services. Overall, the increase was attributable to an increase in the installed base of customers and an increase in larger consulting service engagements as well as increased service offerings including greater project management demand.

     The following table sets forth a comparative breakout of the components of service revenue.


                                                     THREE MONTHS ENDED JUNE 30,
                                               --------------------------------------
                                                   (IN THOUSANDS)     % OF $ INCREASE
                                                                      ---------------
                                                 1997          1996       96 TO 97
                                               -------       -------  ---------------

     Maintenance fee revenue                   $ 8,483       $ 7,791           9%
     Consulting services revenue                 6,203         4,163          49
                                               -------       -------        ----
       Total service revenue                   $14,686       $11,954          23%
                                               =======       =======        ====




      COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sales of third party products, amortization expense related to capitalized software development costs and the cost of product media, manuals and shipping. Cost of software license fees increased 40%, to $1.4 million for the quarter ended June 30, 1997 from $1.0 million for the quarter ended June 30, 1996. Cost of software license fees as a percentage of software license fee revenue increased to 19% for the quarter ended June 30, 1997 from 16% for the quarter ended June 30, 1996. The increase in the dollar amount and as a percentage of software license fees is attributed to an increase in royalties of third party product sales and to an increase of amortization of capitalized software development costs offset by a decrease in documentation-related expenses.

      COST OF SERVICES. Cost of services consists of costs to provide product and technical support, implementation consulting services and training services to licensees of Infinium Software products. Cost of services increased 45%, to $5.9 million for the quarter ended June 30, 1997 from $4.0 million for the quarter ended June 30, 1996. Cost of services as a percentage of service revenue increased to 40% for the quarter ended June 30, 1997 from 34% for the quarter ended June 30, 1996. The increase in the dollar amount of such costs and as a percentage of service revenue resulted primarily from increased staffing and to an increase in the use of third party service providers as for delivery of consulting services in response to continued growth in the customer base and to the increased demand for consulting services.

      RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and contractor costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses increased 41%, to $4.7 million for the quarter ended June 30, 1997 from $3.4 million for the quarter ended June 30, 1996. Research and development spending, defined as research and development expenses before capitalization of software development costs and, if applicable, research funding, increased 34%, to $5.7 million for the quarter ended June 30, 1997 from $4.3 million for the quarter ended June 30, 1996. Research and development spending as a percentage of total revenue was 26% for the quarter ended June 30, 1997 and 23% for the quarter ended June 30, 1996. The increase in research and development expense and spending was due primarily to increased NT platform development for the current period. The Company capitalized $1.0 million of software development costs for the quarter ended June 30, 1997 compared to $0.9 million for the quarter ended June 30, 1996.

      In addition to traditional AS/400 platform development efforts, the Company is making substantial investments to develop a new Human Resources Management product line designed exclusively for the Microsoft NT Server market. The Company also continues to make substantial investment to enhance the Microsoft NT Server financial management applications acquired as a result of the acquisition of Time.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, and facilities, computers and communications costs for direct sales offices. Sales and marketing expenses increased 34%, to $8.0 million for the quarter ended June 30, 1997 from $6.0 million for the quarter ended June 30, 1996. Sales and marketing expenses as a percentage of total revenue increased to 36% for the quarter ended June 30, 1997 from 33% for the quarter ended June 30, 1996. The increase was attributable to increased staffing in the direct sales force and additional marketing activities in preparation for the launch of the NT products.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, administrative, financial and legal personnel, as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses increased 9%, to $1.7 million for the quarter ended June 30, 1997 from $1.6 million for the quarter ended June 30, 1996. The increase in dollar amount of general and administrative expenses related primarily to incremental general and administrative costs associated with Time since the acquisition as well as additional investor relation costs offset in part by a decrease in the provision for doubtful accounts. General and administrative expenses as a percentage of total revenue decreased to 8% for the quarter ended June 30, 1997 from 9% for the quarter ended June 30, 1996. The decrease as a percent of revenue is attributable to ongoing cost containment efforts throughout the general and administrative areas.

      PROVISION (BENEFIT) FOR INCOME TAXES. The provision for federal, state and foreign income taxes was $0.4 million for the quarter ended June 30, 1997 compared to $1.0 million for the quarter ended June 30, 1996. The effective income tax rate was 35% for the quarter ended June 30, 1997 compared to 36% for the quarter ended June 30, 1996. The decrease in the effective income tax rate from 1997 to 1996 is due primarily to a decrease in the provision for state income taxes.


NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

      REVENUE. Total revenue increased 18%, to $60.3 million for the nine months ended June 30, 1997 from $51.2 million for the nine months ended June 30, 1996. Software license fee revenue increased 16%, to $18.5 million for the nine months ended June 30, 1997 from $15.9 million for the nine months ended June 30, 1996. The software license fee growth reflects a continued market acceptance of the AS/400 products and the efforts of target marketing into the process manufacturing and healthcare markets. Service revenue increased 18%, to $41.8 million for the nine months ended June 30, 1997 from $35.3 million for the nine months ended June 30, 1996. The increase was primarily attributable to an increase in the installed base of customers and an increase in large consulting service engagements.

      The following table sets forth a comparative breakout of the components of service revenue.


                                              NINE MONTHS ENDED JUNE 30,
                                        ------------------------------------
                                             (IN THOUSANDS)          % OF $
                                                                    INCREASE
                                          1997          1996        96 TO 97
                                        -------       -------       --------

     Maintenance fee revenue            $25,015       $22,257           12%
      Consulting services revenue        16,768        13,011           29
                                        -------       -------         ----
        Total service revenue           $41,783       $35,268           18%
                                        =======       =======         ====





      COST OF SOFTWARE LICENSE FEES. Cost of software license fees increased 22%, to $3.4 million for the nine months ended June 30, 1997 from $2.8 million for the nine months ended June 30, 1996. Cost of software license fees as a percentage of software license fee revenue increased to 19% for the nine months ended June 30, 1997 from 18% for the nine months ended June 30, 1996. The increase in the dollar amount and as a percentage of software license fees is attributed to an increase in royalties of third party product sales and to an increase of amortization of capitalized software development costs offset by a decrease in documentation-related expenses.

      COST OF SERVICES. Cost of services increased 32%, to $16.0 million for the nine months ended June 30, 1997 from $12.1 million for the nine months ended June 30, 1996. Cost of services as a percentage of service revenue increased to 38% for the nine months ended June 30, 1997 from 34% for the nine months ended June 30, 1996. The increase in the dollar amount of such costs and as a percentage of service revenue resulted primarily from an increase in staffing and the use of third party service providers for delivery of consulting services into the customer base in response to continued growth in the customer base and to the increased demand for consulting services.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased 22%, to $12.4 million for the nine months ended June 30, 1997 from $10.2 million for the nine months ended June 30, 1996. Research and development spending increased 20%, to $15.4 million for the nine months ended June 30, 1997 from $12.8 million for the nine months ended June 30, 1996. Research and development spending as a percentage of total revenue was 25% for the each of the nine months ended June 30, 1997 and 1996. The increase in research and development expense and spending was due primarily to NT platform development initiatives during the current fiscal year. The Company capitalized $2.7 million of software development costs for the nine months ended June 30, 1997 compared to $2.6 million for the nine months ended June 30, 1996.

      SALES AND MARKETING. Sales and marketing expenses increased 22%, to $21.1 million for the nine months ended June 30, 1997 from $17.3 million for the nine months ended June 30, 1996. Sales and marketing expenses as a percentage of total revenue increased to 35% for the nine months ended June 30, 1997 from 34% for the nine months ended June 30, 1996. The increase was attributable to increased staffing in the direct sales force and additional marketing activities in preparation for the launch of NT products as well as to the roll-out of the new corporate identity of Infinium Software from that of Software 2000 during the second quarter of the current fiscal year.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 5%, to $5.3 million for the nine months ended June 30, 1997 from $5.1 million for the nine months ended June 30, 1996. General and administrative expenses as a percentage of total revenue decreased to 9% for the nine months ended June 30, 1997 from 10% for the nine months ended June 30, 1996. The increase in dollar amount of general and administrative expenses related primarily to additional investor relation costs and incremental costs following the Time acquisition offset by a decrease in the provision for doubtful accounts.

     WRITE-OFF OF RESEARCH AND DEVELOPMENT ACQUIRED. As discussed in Note 5 to the condensed consolidated financial statements, the Company recorded a one-time charge to operations of $6.8 million for the write-off of in-process research and development acquired in connection with the acquisition of Time.

      PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for federal, state and foreign income taxes was ($1.2) million for the nine months ended June 30, 1997 compared to $1.7 million for the nine months ended June 30, 1996. The effective income tax rate was 35% for the nine months ended June 30, 1997 compared to 36% for the nine months ended June 30, 1996. The decrease in the effective income tax rate from 1997 to 1996 is due primarily to a decrease in the provision for state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1997, the Company had cash, cash equivalents and marketable securities of $39.1 million. During the first nine months of fiscal 1997, the Company used a net $4.2 million of cash, cash equivalents and marketable securities of which $3.4 million was attributed to the acquisition of Time. Other uses were to fund software development and to purchase computers and equipment. The principal sources of cash, cash equivalents and marketable securities was provided by operating activities and proceeds from the exercise of stock options under the Company's stock option plans and employee stock purchase plan. In October, 1996, the Company's $5.0 million working capital revolving line of credit with a bank expired and the Company does not currently plan to negotiate another line. The Company had not made any borrowings under the facility.

      The Company's accounts receivable balance, net of the allowance for doubtful accounts, was $19.9 million at June 30, 1997 compared to $12.4 million at September 30, 1996. Days sales outstanding ("DSO") was 81 days at June 30, 1997 compared to 54 days at September 30, 1996. The Company calculates DSO as the ratio of accounts receivable, net of allowance for doubtful accounts, to the current quarters revenue, multiplied by 90. The increase in DSO resulted primarily from the increase in accounts receivable due to a large volume of deals being consummated towards the end of the quarter.

      Deferred revenue increased to $28.2 million at June 30, 1997 from $24.9 million at September 30, 1996. The increase in deferred revenue was primarily due to an increase in deferred maintenance revenue and consulting services revenue as a result of continued growth in the customer base and to an increased demand for consulting services.

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

      The majority of the Company's products, maintenance and other services related thereto, are presently designed for users of IBM AS/400 computers. Future revenue from licenses of present products and sales of services and recurring maintenance revenue are therefore dependent on new sales and continued widespread use of the AS/400 and the continued support of such computers by IBM. Because the Company's primary current source of revenue comes from customers using IBM computers, a significant shift in the way the Company's customers use computers may have a material adverse effect on the Company's business. In addition, because the Company's primary product line requires the use of IBM's OS/400 operating system, the Company may be required to adapt those products to any changes made in such operating system in the future. The Company's inability to adapt to future changes in the OS/400 operating system, or delays in doing so, could have a material adverse effect on the Company's business, operating results and financial condition.

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

      In addition, the Company continues to make substantial investment to enhance the Microsoft NT Server financial management applications acquired as a result of the acquisition of Time. Although the Company expects to introduce enhanced generally available versions of the Time Products in North America and other international markets in fiscal year 1997, there can be no assurance that it will complete the product enhancements necessary for such introductions within that period.

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

                           PART II - OTHER INFORMATION

Items 1 - 5.   Not applicable


Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits
               Exhibit 27 Financial Data Schedule.


         (b)   Reports on Form 8-K
                 None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Infinium Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: August 14, 1997

                                            INFINIUM SOFTWARE, INC.



                                            By: /s/ DANIEL J. KOSSMANN
                                                -------------------------------
                                                Daniel J. Kossmann
                                                Chief Financial Officer

                             INFINIUM SOFTWARE, INC.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                           DESCRIPTION                              PAGE
------                           -----------                              ----

 27                         Financial Data Schedule                        20