Form 10-K405
period 1997-09-30
INFINIUM SOFTWARE INC
filed 1997-12-29
CIK 1002044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-27030

                            INFINIUM SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MASSACHUSETTS                                      04-2734036
      (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
     25 COMMUNICATIONS WAY, HYANNIS, MA                             02601
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 778-2000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.01
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of such stock as reported on the Nasdaq National Market on November 28, 1997, was $159,127,475.

     As of November 28, 1997, 12,240,575 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified information in the registrant's definitive proxy statement for its Annual Meeting of Stockholders which is currently expected to be held on or about February 6, 1998, to be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

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

     Infinium Software, Inc. (the "Company", "Infinium Software" or "Infinium") develops, markets and supports enterprise-level business software applications for mid-sized organizations (typically companies with revenues of $50 million to $1 billion). The Company has two primary product lines. One product line, designed for AS/400 computers, automates the financial management, human resource management and materials management functions of organizations in a broad range of industries worldwide. The Company also offers a specialized AS/400 manufacturing system designed to manage process manufacturing operations. The Company's second product line, released during 1997, is designed for use by customers using Microsoft Windows NT servers. It is designed to automate the financial management operations of midsized organizations. Additional NT applications are under development and expected to be available during 1998. The Company's more than 1,400 customers include Abbott Laboratories, Circus Circus Enterprises, Coca-Cola Enterprises, TRW Information Systems & Services and Warner Bros. Records.

INDUSTRY BACKGROUND

     For many years businesses have used packaged software applications to cost-effectively automate back-office accounting and payroll functions. Recently, heightened competitive pressures and rapidly changing market conditions have forced many organizations to reduce costs, increase the productivity of their personnel and become more responsive to customer requirements. In addition, many mid-sized companies have expanded their operations and now require software applications that support more product lines, more international operations and a larger workforce. They also are demanding applications that take advantage of the capabilities of the Internet's world-wide web to connect them with their customers and suppliers. As a result, businesses are replacing their existing accounting, human resource and payroll software applications with new, more flexible systems which not only keep track of accounting records but also help management monitor and measure the performance of their business operations and make timely access to performance and record keeping data easy for non-technical business professionals.

     In response to this shift, there is a corresponding shift occurring in the computing platforms that run these business applications. Centralized host/terminal-type systems ("legacy" systems) with their character-based user interfaces are being replaced by client/server computing platforms. These client/server systems provide an intelligent desktop -- typically a personal computer -- that allows some of the application functionality to be distributed to the desktop and some to be performed on the server. The client/server environment also includes a network infrastructure that connects the desktops of the users and increasingly, also connects the users via the Internet. The client/server environment facilitates widespread access by non-technical business professionals to corporate data through easy-to-use graphical user interfaces, enables integration with desktop productivity tools such as spreadsheets and allows applications to be more readily customized to meet changes in business requirements. In addition, there is a preference among users of these financial management, human resource and similar business systems to acquire entire suites of integrated applications that are designed to work together rather than to purchase single components, such as a general ledger or accounts payable system.

     The requirement for more flexible business applications and the resulting shift to client/server and network-centric computing has created a strong demand for new software applications for financial management, human resources and other areas of the business. For example, International Data Corporation (IDC) estimates that the worldwide market for accounting software across all platforms is in excess of $5.25 billion in

1997 and is predicted to grow at a 15.4% compounded annual rate through 2001 with projected spending of approximately $9.2 billion in 2001.

     There is an additional factor driving demand for new business application software packages. Many businesses today use financial, human resources and other application software systems that were either developed by their own internal information systems staff or were acquired in the 1970's or 1980's. Such systems may not be able to process transactions beginning in the year 2000, since they were programmed to assume that every year begins with '19xx'. These systems must now be revised or replaced in order to prevent a business interruption. Many businesses are choosing to replace their older or internally developed systems with purchased application software that has been designed to support processing in the year 2000 and beyond.

     With over 410,000 systems installed, the IBM AS/400 is one of the world's most popular business computing systems for mid-size organizations. Shipments of new AS/400 systems in 1997 are estimated at approximately 55,000 units, partly as the result of new models introduced by IBM which offer improved price performance and more industry standard "open" features. These new models include networking capabilities to facilitate electronic commerce, multi-processor architectures and expanded interoperability with other systems, all of which facilitate the use of the AS/400 as a server in a client/server computing architecture.

     The Company believes that the AS/400 is widely used because of the large number of business application software packages available for it and because fewer skilled technical professionals are required to implement and maintain it, resulting in a lower cost of ownership compared to other systems. This is especially important in the mid-market, where organizations must implement and support business applications with a fraction of the resources available to larger companies.

     The Microsoft Windows NT server is the fastest growing computing platform for business applications. The Company believes that NT will become the most popular application software platform for mid-size organizations. According to IDC, the market for NT based financial and human resources applications is expected to grow at an annual rate of 38.3% through the year 2001 and mid-size companies will have the highest percentage increase in information technology expenditures. The Company believes that Windows NT is being widely accepted because of the market dominance of Microsoft, the low cost of ownership of NT servers, and the benefits of full integration with Microsoft Backoffice applications.

THE INFINIUM SOFTWARE SOLUTION

     Infinium Software is a provider of enterprise-level business software applications for mid-sized organizations. The Company offers two separate application product lines. It provides applications for the financial management, human resource management and materials management functions of mid-sized organizations and business units of large companies that use IBM AS/400 computers. The Company also offers a fully integrated process manufacturing solution for mid-sized process manufacturing operations. Infinium's AS/400 products run in either a client/server or a traditional host/terminal configuration.

     The Company has recently launched a new product line designed to run on hardware platforms using the Microsoft Windows NT operating system. Infinium's application product for the Windows NT environment automates the finance function of mid-size organizations. In addition, the Company has an NT Human Resource product line currently under development and plans to introduce that product line in mid-1998.

     The Company's AS/400 products enable businesses to automate their financial management, human resource management, materials management and process manufacturing operations with highly functional software products that afford them the flexibility and ease of use of client/server computing while retaining the low cost of ownership that the AS/400 has historically provided. The Company expects that the Microsoft NT platform will deliver low cost of ownership advantages similar to the AS/400 as the Microsoft NT environment matures.

     Infinium's products are designed based on the following principles:

AS/400 PRODUCT LINE:

     - ROBUST FUNCTIONALITY AND SCALABILITY. Infinium's products are designed to provide high-end features and transaction processing functionality while providing flexibility and ease of use features that have not been attainable on mainframe platforms. In addition, the Company's products operate in integrated suites of applications which provide users with a consistent user interface and the ability to easily access data and perform operations that span multiple applications. The Company's products are scalable to support increasing and changing levels of operations as customers' businesses expand.

     - HIGH DEGREE OF FLEXIBILITY. Infinium's products are designed to function within a wide range of organizations. Infinium enables individual users to customize their desktop environments to respond to business changes and to streamline their daily operations. The Company believes the flexible chart of accounts scheme within its General Ledger product differentiates it from its competitors and facilitates the use of General Ledger for monitoring the performance of a wide range of operating and financial measurements as well as record keeping for accounting and financial statement purposes.

     - YEAR 2000 SUPPORT. The Company's financial management and human resources product lines have been designed from the beginning to support processing in the year 2000 and beyond. The Company's materials management and process manufacturing product lines have been recently revised to support year 2000 processing.

     - INCREMENTAL MIGRATION TO CLIENT/SERVER. The Company's products are designed to enable AS/400 customers to migrate to client/server computing at their own pace. PC-based Infinium software products can be added rapidly to already installed Infinium Software AS/400 applications without interruption of normal business processing. Infinium customers can attach three different types of client software to a single, common server application at the same time. Data entry workers, for example, can use their traditional character-based terminals to enter data while managers with PC's can use a graphical user interface or the full object-oriented Infinium desktop to perform decision-making analysis and reporting.

     - SUPERIOR DATA ACCESS AND ANALYSIS THROUGH OBJECT-ORIENTED USER
       INTERFACE. The Company's Infinium Advanced Desktop product line is designed to allow non-technical business professionals to "mine" the information contained in the application databases without knowledge of the underlying database structure. Infinium's innovative "drag and drop" object-oriented user interface represents the underlying data in the form of graphical icons and allows the end user to interactively access data by manipulating the icons. The Company believes that its object-oriented user interface represents an advance over standard graphical user interfaces and a competitive advantage in the application software market.

     - DELIVER INTERNET/INTRANET EXTENSIONS TO CORE APPLICATIONS. The Company's Infinium:Websight product offerings allow Infinium customers to extend select application functionality to their customers, suppliers or employees through the Internet or their internal intranet. For example, Infinium:Websight for Human Resources enables employees to secure access to their personnel information via the Internet/Intranet.

     - PRODUCTS OPTIMIZED FOR THE AS/400. Infinium Software currently has a line of products specifically designed for the AS/400 computing environment. The Company's products take full advantage of the many unique characteristics of the OS/400 operating system and database to maximize performance for its customers.

WINDOWS NT PRODUCT LINE:

     The Company's product line for Windows NT servers is the result of a combination of internal development and acquired technology. In January 1997, the Company acquired Time (Open Systems), Ltd., a privately-held application software company based in Chatham, England. The products acquired from Time (Open Systems) form the foundation for the Company's NT Financials product line. Subsequent to the acquisition, Infinium enhanced the Time products and re-launched them as Infinium Financials for NT in September 1997. In addition to Infinium Financials for NT, the Company is currently developing new Human Resource systems specifically designed and optimized for Windows NT application servers. The Company expects to have its Human Resources for NT product line available in 1998.

     The design principals behind the NT applications include:

     - ONEBOOK DESIGN. Infinium's Financials for NT applications are designed to deliver real-time financial management to mid-sized organizations. All subledgers (such as accounts payable, accounts receivable) immediately post to the General Ledger system giving operating and financial managers the ability to always know where the company stands as of the last transaction without having to go through time consuming batch updates and adjustments at month end closes. The major advantage of this design is that time-consuming monthly closing cycles are virtually eliminated. The Company believes that this capability is unique among major vendors in the application software market.

     - CUSTOMIZABLE BUSINESS RULES. The Company's Financials for NT products can be tailored to meet the specific needs of an organization quickly with business rules capabilities that are delivered with the applications. The applications' business rules can be modified by customers without modifying the source code of the application, allowing individual customization of the Infinium NT Financial applications. The changes can be made without corrupting future enhancements delivered by the Company. The Company believes that this capability is unique in the applications market.

     - OPTIMIZED FOR MICROSOFT WINDOWS NT. The Company has chosen to design and optimize its products exclusively on the Microsoft Windows NT operating system. The applications are built on Microsoft's DNA (Distributed iNternet Architecture) and take full advantage of Microsoft's Backoffice suite of products and technologies. The Company believes that optimizing its application for use solely for NT gives it a competitive advantage over competitors whose applications are not optimized for any specific platform.

     - YEAR 2000 SUPPORT. The Company's products are designed to support processing in the year 2000 and beyond.

STRATEGY

     Infinium Software's objective is to be a leading provider of client/server business software applications for midsize organizations. The Company believes that the Microsoft NT and the IBM AS/400 will be the two most popular application software platforms for mid-sized organizations because they offer the lowest cost-of-ownership. These integrated computing platforms shield customers from significant systems integration work, and so are highly valued by resource-constrained mid-sized organizations.

     The Company's AS/400 products are specifically designed and optimized for use on the AS/400 operating system and database platforms for enterprise-level use. Likewise, the Company's NT products are specifically designed and optimized for the use on the Microsoft Windows NT operating system and accompanying Back Office components. The Company believes that application software products deliver the best performance and reliability only when they are designed for specific target computing platforms, and that products written in a "one size fits all" manner to run on multiple platforms perform poorly on platforms other than the one for which they were designed. The Company is committed to enhancing its core competencies in the areas of financial management, human resource management, materials management and process manufacturing and delivering systems which can interoperate with other applications within an organization. The key elements of the Company's strategy are:

     - PROVIDE CLIENT/SERVER SOLUTIONS TO THE AS/400 MARKET. The Company targets mid-size organizations that use the IBM AS/400 computer and are migrating to client/server. The Company's server products were initially designed for the AS/400 and the Company has traditionally served the AS/400 market exclusively. The Company believes that it has established a strong reputation and a loyal base of more than 1,400 customers within the AS/400 market, which it intends to continue to leverage with its new products.

     - PROVIDE INDUSTRY-LEADING APPLICATIONS FOR WINDOWS NT SERVERS. The Company's strategy is to focus its new product development efforts on the Windows NT server market, similar to the strategy it used to establish its position in the AS/400 market. The Company introduced its Financials for NT series of products in 1997, and intends to build as well as acquire additional applications suites for the NT platform. In addition, the Company is developing a new version of its human resources management product line specifically for Windows NT servers, which it intends to launch in 1998.

     - BUILD LONG TERM COMPETITIVE ADVANTAGE FOR ITS NT PRODUCTS THROUGH USE OF NATIVE MICROSOFT CORE TECHNOLOGIES. The Company believes that as the Microsoft ("MS") NT environment becomes more mature as an enterprise application software platform, customers will demand that applications take maximum advantage of all of NT's system capabilities. To deliver optimal systems capabilities, Infinium is designing its new applications to be native to the NT DNA technologies. The Human Resource for NT application suite is being developed using MS Transaction Server and ActiveX/DCOM technologies, for example. The Company believes this design strategy will become an increasingly important purchasing criteria in the market for NT business applications, and that crossplatform applications or applications ported from UNIX will be at a disadvantage to applications designed expressly for the MS DNA environment.

     - INVEST TO DELIVER PRODUCT FEATURE/FUNCTION LEADERSHIP. The Company plans to continuously enhance its products to respond to changes in customer requirements, improve functionality and performance, and incorporate relevant new technologies. In particular, the Company plans to add new features to the client component of its Infinium products, and incorporate Domino-based workflow and additional Infinium:Websight capabilities for its AS/400 products.

     - EXPAND INTERNATIONAL DISTRIBUTION AND SUPPORT CAPABILITIES. The Company is continuing to expand its international sales and customer support operations, principally through arrangements with independent software distributors and systems integrators. The Company is also making investments in product functionality to support the requirements of additional international markets. The Company has recently entered into relationships with several international distributors, primarily in the Asia/Pacific and Latin American markets.

     - EXTEND THE CAPABILITIES OF PRODUCTS THROUGH COMPLEMENTARY RELATIONSHIPS AND ALLIANCES. The Company has developed, and will continue to develop, relationships with third parties that provide software products which add value to the solution offered by Infinium Software and with service providers who can supplement Infinium Software's staff and assist in installing and customizing the Company's products and addressing customers' networking needs.

     - INCORPORATE INTERNET TECHNOLOGIES. Through its Infinium:Websight features, the Company has released enhancements to its products that will enable them to operate over the Internet and within corporate intranets. The Company is also utilizing World Wide Web technologies to provide its customers with rapid and low-cost access to customer support and service applications through its electronic customer support offerings called Infinium Link and Infinium Weblink.

PRODUCTS

     Infinium Software offers enterprise-level business software applications designed to automate the back-office operations of mid-sized organizations and business units of large companies. The Company's products can function as stand-alone applications or as integrated suites of applications and may be interfaced with products from other vendors. The Company offers business applications that automate the financial management, human resources management, materials management and process manufacturing functions.

AS/400 PRODUCT LINE

     The Company's AS/400 series of products are server-based products which can function in a traditional host/terminal configuration or, with the addition of the Company's Infinium:Desktop Manager, in a client/server configuration with a graphical user interface on the users' desktops. The Company's Infinium Advanced Desktop object-oriented software products can be added to the AS/400-based Financial Management, Human Resources or Materials Management product lines to provide a client/server computing architecture. In this configuration, some of the product functions traditionally provided by the AS/400 host application are distributed to the users' personal computers, providing more intuitive data access and analytical capabilities. The Infinium Advanced Desktop and Desktop Manager products run under the Microsoft Windows 95, and Windows NT operating systems for personal computers.

     The Infinium Advanced Desktop product line is designed to allow non-technical business professionals to "mine" the information contained in the application databases without knowledge of the underlying database structure. The Company believes that Infinium's innovative "drag and drop" object-oriented user interface is an advance over standard graphical user interfaces because it represents the underlying data in the form of graphical icons and allows the user to interactively access data by manipulating the icons. For example, a user can simply drag the Vendor icon and drop it on an Invoice icon to see the invoice data for that particular company. Successive drag and drop operations can take the user to successively lower levels of detail as needed. In addition, the data in an Infinium application can be easily moved into popular spreadsheets or word processors for incorporation into reports or presentations. As a result, users spend less time searching for data and can devote more time to analysis and decision-making. The Company believes that its object-oriented user interface represents a competitive advantage in the business application software market.

     The Company believes that the Infinium Advanced Desktop and Desktop Manager architecture, which allows the Company's AS/400 applications to function as either traditional host/terminal applications or object-oriented client/server applications, provides the Company's base of more than 1,400 customers with a means of migrating to client/server without replacing their existing AS/400 business applications. This also offers a competitive solution to customers seeking to combine the benefits of client/server computing with the performance, stability and low cost of ownership of an AS/400 server-based architecture.

     The Company presently offers enterprise-level AS/400 business application products in the areas of financial management, human resource management, materials management and process manufacturing. In addition, the Company offers the Infinium:Desktop Manager product to allow customers of its character-based AS/400 host/terminal applications to add a graphical user interface. The product suites and included applications currently offered by Infinium Software are as follows:

    FINANCIAL MANAGEMENT                      HUMAN RESOURCES/PAYROLL
      Infinium FM Advanced                      Infinium HR Advanced
      General Ledger                            Payroll
      Payables Ledger                           Personnel
      Accounts Receivable                       Flexible Benefits
      Fixed Assets                              Training Administration
      Currency Management                       Occupational Health
      Global Taxation

    MATERIALS MANAGEMENT                      PROCESS MANUFACTURING
      Infinium MM Advanced                      Regulatory Management
      Purchase Management                       Formula Management
      Inventory Control                         Advanced Planning
      Order Processing                          Manufacturing Control
                                                Laboratory Analysis

     FINANCIAL MANAGEMENT. The Company's Financial Management products provide key financial management and accounting functions for mid-sized organizations and business units of large companies. Infinium Financial Management provides these applications with icon-based user access to the underlying accounting, statistical and performance data through graphical "drag and drop" operations. The Company's primary Financial Management applications are currently available in English, French, German, Dutch and Spanish versions for multi-national and international businesses. The current list license fees for Financial Management server products range from $8,000 to $250,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed.

     HUMAN RESOURCES/PAYROLL. The Company's Human Resources/Payroll products are designed to handle the requirements of mid-sized organizations and business units of large companies. For example, the Royal Mail Letters division of the British Post Office produces payroll for more than 160,000 employees weekly using Infinium Software's Human Resources products. Infinium HR Advanced provides these applications with icon-based user access to the underlying accounting, statistical and performance data through graphical "drag and drop" operations. While the Company offers versions of its Human Resources systems for use around the world, the Payroll system is localized and currently available for use in the United States, Canada, United Kingdom, Australia, New Zealand, Spain, Sweden, Indonesia, Malaysia, Philippines, and Thailand. The current list license fees for Human Resources/Payroll server products range from $10,000 to $243,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed.

     MATERIALS MANAGEMENT. The Company's Materials Management products are targeted mainly to non-manufacturing businesses, such as hospitals, hotels, transportation companies, service organizations and utilities. These products integrate closely with the Financial Management product line, and are often considered an extension of the core financial applications. The current list license fees for Materials Management products range from $15,000 to $159,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed.

     PROCESS MANUFACTURING. The Company's Process Manufacturing products cover a full range of formula-based process manufacturing operations. These products are fully integrated with the Company's Financial Management product line. The current list license fees for Process Manufacturing products range from $15,000 to $157,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed.

     INFINIUM:DESKTOP MANAGER. Infinium:Desktop Manager is designed to provide AS/400 customers with a first step toward client/server computing. Infinium:Desktop Manager provides a graphical user interface (GUI) and PC-based desktop to any of the Company's AS/400 business applications. An Infinium:Desktop Manager Extended version is also available which provides the same GUI interface across non-Infinium Software character-based AS/400 applications, providing businesses with a consistent "look and feel" across all of their AS/400 applications to simplify training and support.

WINDOWS NT PRODUCT LINE

     Infinium Software offers enterprise-level business software applications for NT servers designed to automate the back-office operations of mid-sized organizations and business units of large companies. The Company's products can function as stand-alone applications or as integrated suites of applications and may be interfaced with products from other vendors. The Company currently offers NT business applications that automate the financial management function, and is planning to introduce its human resource management series for NT in 1998.

     The Company's NT series of products are designed and built for a Microsoft-standard architecture. Infinium applications take full advantage of Microsoft Back Office technologies, including Windows NT, ActiveX, and Microsoft Transaction Server. The applications operate with the Microsoft SQL Server database on NT. In addition, the Company's NT applications operate with the Oracle database on all supported Oracle platforms, including Windows NT.

     The Company's Financials for NT applications are designed to give corporate accounting departments and end users the ability to make better business decisions and give faster responses, improving an organization's ability to react quickly to changes in their business. Infinium's OneBook design provides users with a single unified accounting system that dramatically improves the efficiency and quality of information while significantly reducing the time and costs of the monthly accounting closing cycle. All transactions recorded in the detail ledgers (such as accounts payable, accounts receivable, etc.) are immediately posted to the summary records in the general ledger. In this way, the books are always up-to-date. Separate closing and reconciliation steps are virtually eliminated. Accounting and operating managers can see business activity and results at any time without needing to wait for a monthly closing and reporting cycle. The OneBook design turns accounting systems into a real time financial management system. The Company believes that the OneBook capabilities are unique and provide competitive advantage both to Infinium and to its customers.

     The Company plans to release its Human Resources for NT applications in 1998. When available, they will allow companies to automate the management of their entire workforce. The applications have been designed to include features that support many of the emerging trends in human resource management, including numerous sophisticated compensation planning and management features, skill and competency-based tracking and querying, robust performance management and monitoring features for both individuals and teams, extensive use of Internet/intranet capabilities, employee and manager self service and numerous other capabilities.

     Infinium believes that there have been dramatic changes in the workforce over the past few years. Use of thirdparty workers at all levels has risen dramatically, yet most Human Resource systems are designed for tracking and managing only employees or potential employees. Likewise, employee compensation and benefit policies have changed and are no longer driven by longevity of employment. Many industries are facing a shortage of skilled workers. The Infinium Human Resources for NT product line was designed to help mid-sized organizations manage these and many other human resource management issues as we approach the 21st century.

INFINIUM FINANCIALS FOR NT                       HUMAN RESOURCES FOR NT (PLANNED 1998)
  Infinium Ledger                                Infinium Personnel
  Infinium Payables                              Infinium Benefits Administration
  Infinium Receivables                           Infinium Skill & Competency Management
  Infinium Asset Management                      Infinium Performance Management
  Infinium Job Management                        Infinium Recruiting
  Infinium Cash Book                             Infinium Compensation Management

CUSTOMER SUPPORT AND PRODUCT MAINTENANCE

     The Company believes that providing a high level of support to its customers is a critical requirement for customer satisfaction and the long-term success of the Company. The Company believes that it has established a strong history of responsiveness to customer requirements and a high level of support, which has resulted in a loyal customer base. As of September 30, 1997, the Company had 76 employees in its customer support operations.

     The Company provides product updates and enhancements and customer support services under an annual maintenance agreement. Initial maintenance fees are based on a percentage of the list price of the licensed software products. The renewal rate for annual maintenance agreements for the Company's products has been in excess of 90% for each of the previous three fiscal years. Under the Company's standard license agreement, customers have the right to modify or enhance the Company's products; generally, in such event, the Company's obligation to provide warranty or maintenance service will terminate. Any modifications or enhancements developed by the customer that do not contain software code of the Company are owned by the customer.

     The Company's primary customer support center is located at the Company's headquarters in Hyannis, Massachusetts. The Company also maintains support operations in its United Kingdom and Singapore offices, servicing customers outside the United States. First-line support services for customers outside North America and the United Kingdom are typically provided by the Company's independent distributors for those areas. The Company also offers an electronic support capability, called "Infinium Link," which is based on IBM/Domino and is accessible over the Internet. It allows customers to have 24 hour, 7 day per week access to product release information, product bulletins and updates, and tip and technique information as well as to pursue ordinary customer support dialogues.

CONSULTING AND EDUCATION SERVICES

     Infinium Software's consulting services organization provides fee-based services, including implementation assistance, project management, application extension or customization, integration with existing customer applications and similar services to the Company's customers. The Company also trains and certifies third-party organizations, such as consulting firms and system integrators, to complement the Company's own service operation. The Company had 92 employees in its consulting services organization as of September 30, 1997.

     The Company offers a comprehensive series of fee-based training courses to its customers. Courses can be taken at the Company's headquarters in Hyannis, Massachusetts, or at regional training centers in the Atlanta, Chicago, Houston, Los Angeles, London and Toronto metropolitan areas. Course offerings can also be delivered at a customer's site.

CUSTOMERS

     The Company's products are used by more than 1,400 customers in a wide range of industries. No single customer accounted for 10% or more of revenue in fiscal years 1995, 1996 or 1997. A representative list of current major customers, segmented by industry concentration, who are currently active on maintenance with the Company and who have generated at least $100,000 in total revenue during the last five years, is shown below:

AUTOMOTIVE                                     COMMUNICATIONS
  Discount Auto Parts                            Hearst Magazines
  Mazda Motor of America                         MCA/Universal Studios/MCA Records
  Porsche Cars North America                     Newsweek Data Center
  Rolls-Royce Motor Cars                         USA Network
  Volvo North America                            Warner Bros. Records

CONSUMER PRODUCTS                              DISTRIBUTION AND TRANSPORTATION
  Nintendo of America                            BOC Distribution Services
  NordicTrack                                    Burlington Motor Carriers
  Playtex Apparel                                M.S. Carriers
  Timberland                                     Roadway Logistic Systems
  Lost Arrow                                     Maverick Transportation

FINANCIAL AND INSURANCE SERVICES               FOOD AND BEVERAGE PROCESSING
  Blue Cross and Blue Shield of Maryland         Blue Diamond Growers
  Countrywide Credit Industries                  Coca-Cola Enterprises
  The FINOVA Group                               Sunkist Growers
  Texas Workers Insurance Compensation Fund      Sysco
  TRW Information Systems & Services             Universal Foods

HEALTH CARE                                    HOSPITALITY
  Tenet Healthcare                               Circus Circus Enterprises
  Catholic Healthcare West                       Promus Hotels
  Landmark Medical Center                        Harrah's
  Optima Health                                  MGM Grand Hotel
  York County Hospital                           Mirage Resorts

MANUFACTURING                                  PHARMACEUTICALS
  Alberta-Pacific Forest Industries              Abbott Laboratories
  Crown Cork & Seal Company                      Ciba Vision
  General Electric Canada                        Medis Health
  Harley-Davidson                                Pharmavite
  Saint Gobain Corporation                       Novo Nordisk Pharmaceuticals

RESTAURANTS                                    UTILITIES
  Arby's                                         Northwestern Public Service Company
  Baskin Robbins                                 Southern Union Company
  Brinker International                          Florida Public Utilities Co.
  McDonalds                                      Buckeye Pipeline Company
  Red Robin                                      Pacific Energy

SALES AND MARKETING

     The Company offers its products and services primarily through a direct sales force in the United States, Canada and the United Kingdom and through independent distributors in other geographic locations.

     The Company's sales efforts in North America and the United Kingdom are conducted by two separate direct sales forces, one selling AS/400 products and a second selling NT applications. The sales forces share the same regional management structure. Regional sales and consulting services offices are located in the Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, London, Toronto and Singapore metropolitan areas. Also, the Company has a telesales operation which markets training and consulting services to the Company's existing customer base. The Company conducts comprehensive marketing programs which include advertising, direct mail, telemarketing, seminars, public relations, trade shows and customer relations from its headquarters in Hyannis, Massachusetts. The Company's sales and marketing organization consisted of 154 employees as of September 30, 1997.

     The Company believes that its continued growth and profitability will require it to expand its existing domestic and international sales channels. The Company's strategy is to substantially expand its direct sales operations and its network of independent distributors to provide a greater worldwide sales and marketing presence for its products. The Company currently has relationships with 17 international distributors, primarily in the Asia/Pacific and Latin America markets. The Company had revenue of $5.5 million, $7.6 million and $9.9 million from sales to customers outside North America for the fiscal years September 30, 1995, 1996 and 1997, respectively, representing 8.7%, 10.6% and 11.4% of total revenue, respectively.

PRODUCT DEVELOPMENT

     The Company devotes substantial resources to research and development in order to enhance and maintain the competitiveness of its products. The Company's research and development priorities fall into two principal areas: first, the development of versions of the Company's products that operate on Microsoft Windows NT, including development of new features and functions for the existing NT application, development of new NT applications and integration with third party products running on Windows NT; and second, AS/400 product enhancements, including the development of new product features and functions, the incorporation of Internet-related technologies, the further internationalization of the Company's product lines and integration with third party complementary products.

     The Company maintains multiple research and development operations, located in Hyannis, Massachusetts, Waltham, Massachusetts, Louisville, Kentucky, London, England, Chatham, England and Paris, France. In addition, the Company uses outsourcing relationships to supplement its internal development resources. A portion of the development activity on the Company's Human Resources for NT product line is currently being outsourced to NIIT in Delhi, India. As of September 30, 1997, the Company had 151 employees in its research and development operations, exclusive of contractors and consultants. The Company's research and development spending was approximately $16.4 million, $17.3 million and $20.5 million for the fiscal years ended September 30, 1995, 1996 and 1997, respectively.

STRATEGIC RELATIONSHIPS

  IBM RELATIONSHIP

     Infinium Software has maintained a strategic relationship with IBM in a number of key areas, including sales, marketing and research and development. The Company participates in several formal and informal programs with IBM which the Company believes affords it valuable experience with IBM's AS/400 products and insights into its marketing plans. The Company is one of IBM's designated "Premier Business Partners" and has, in recent years, received numerous awards and recognitions from IBM, including IBM's Mark of Quality for its high-quality management practices and standards, the International Rightsizing Leadership Award and the IBM National Business Partner of the Year Award.

     The Company is a member of IBM's Market Development Program and has received funding and other assistance from IBM for the purposes of jointly marketing the Company's products and IBM AS/400 systems. In 1997, the Company participated in IBM's announcement of its new eSeries AS/400 product line. As a prime provider of AS/400 business solutions, the Company has served as a test site for new IBM AS/400 products, obtaining valuable early experience with these technologies. The Company is a member of IBM's

"Partners in Development" program, providing IBM with feedback regarding the design and development of the database and operating system of the AS/400 Advanced Server.

  MICROSOFT RELATIONSHIP

     Infinium Software has entered into a relationship with Microsoft Corporation as part of the Company's overall strategy to provide a line of application products for the Windows NT server platform. The relationship is currently centered around the Company's application development activities, and includes participation in the Windows ISV Advisory Board, Microsoft Solution Developers Program, Solution Providers program and other less formal programs. The Company expects that its relationship with Microsoft will become more strategic as the Company's NT server products gain broader acceptance in the marketplace.

  SALES AND MARKETING RELATIONSHIPS

     The Company has entered into arrangements with several third party software vendors to market their products along with the Infinium client/server product lines in order to provide a more comprehensive solution to Infinium Software customers. Those vendors include:

  FOR AS/400 PRODUCTS:

     - SHOWCASE CORPORATION, for its Strategy Server, Query and Report Writer products, which provide a client/server, graphical user interface for AS/400 query and report writing;

     - FRX SOFTWARE CORPORATION, a provider of client/server financial report writing, with remote distribution of reporting datasets via email or Internet;

     - DISTINCTION SOFTWARE, INC., a provider of supply chain operations and planning software, for its suite of planning and inventory products used in conjunction with the Infinium Process Manufacturing product suite;

     - RIPPE AND KINGSTON SYSTEMS, INC., for its plant and facility maintenance/management and fleet management applications;

     - PREMENOS CORPORATION, for its EDI/400 product line used in conjunction with the Infinium Software Materials Management and Process Manufacturing product suites.

     - CRITERION INCORPORATED for its Blueprint product, an extension to Infinium Software Human Resources products for career development and succession planning;

     - COMPUTER COMMUNICATION SPECIALISTS INC., for its Firstline product family of voice automation products;

     - DELTA DATA SOFTWARE INC., who provides its Defined Contributions product line integrated with Infinium Software Human Resources/Payroll applications.

  FOR NT PRODUCTS:

     - COGNOS CORPORATION, for their Impromptu query and reporting product and PowerPlay data analysis product;

     - FRX SOFTWARE CORPORATION, a provider of client/server financial report writing, with remote distribution of reporting datasets via e-mail or Internet.

     In addition, the Company had a marketing relationship with Marsh Software Systems from 1992 until December 1997 for a Project Management System.

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

     The Company's primary competitors are presently J.D. Edwards & Company, Lawson Software, PeopleSoft and SAP AG. The Company believes, however, that competition in its industry is undergoing rapid change and that the barriers to competition between market segments that have previously existed are decreasing. For example, SAP AG and PeopleSoft, which are currently major competitors within the UNIX and the Microsoft Windows NT client/server market, have entered the AS/400 market. J.D. Edwards & Company has recently introduced its AS/400 client/server product as well as products for other platforms. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from these and other established and emerging companies as the client/server business application software market continues to develop and expand. Certain of the Company's existing and potential competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and other established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company also expects that competition will increase as a result of software industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

     As of September 30, 1997, the Company had 549 full-time equivalent employees, including 154 in sales and marketing, 151 in product development, 168 in customer support and field services and 76 in administration. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company is headquartered in Hyannis, Massachusetts, where it leases an aggregate of 76,800 square feet of space. Administrative, marketing, product development and customer support operations are located in the Hyannis space. Currently, 19,000 square feet of this space is under short-term sublease arrangements. The Company also leases 21,600 additional square feet of space in Waltham, Massachusetts and 12,000 square feet of space in London, England which are shared for product development and field operations (sales and consulting services). Chatham, England, Louisville, Kentucky, and Paris, France are also used for product development operations where it leases 6,000, 4,800 and 1,233 square feet, respectively. In addition, the Company leases an aggregate of 63,727 additional square feet for its field operations located in Atlanta, Chicago, Dallas, Houston, Irvine, Toronto and Singapore. Office suites are also being leased for field representatives throughout various locations in North America aggregating approximately 12,000 square feet. The Company believes that its existing facilities are adequate to meet current needs and that suitable additional space will be available as needed to accommodate any further physical expansion of corporate operations and for additional sales and service field offices.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year ended September 30, 1997 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "INFM". Public trading of the Common Stock commenced on November 17, 1995 on the Nasdaq National Market under the symbol "SFWR" until February 18, 1997 when the Company changed the corporate name to Infinium Software, Inc. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low closing prices, as reported by Nasdaq, for the periods indicated.

                                                                              HIGH        LOW
                                                                              ----        ---
FISCAL 1997
First Quarter...............................................................  $10         $ 6 7/8
Second Quarter..............................................................    8 3/4       5 1/2
Third Quarter...............................................................   10 1/2       5 1/2
Fourth Quarter..............................................................   14 13/16     9 5/8
FISCAL 1996
First Quarter (from November 17)............................................  $10 3/4     $ 7 1/8
Second Quarter..............................................................   17 1/8       7
Third Quarter...............................................................   19 3/8      12 3/4
Fourth Quarter..............................................................   18           8 1/4

     At November 28, 1997 there were approximately 426 holders of record.

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

CONSOLIDATED INCOME STATEMENT DATA:
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEAR ENDED
                                                             -----------------------------------------------
                                                                AUGUST 31,            SEPTEMBER 30,(1)
                                                             -----------------   ---------------------------
                                                              1993      1994      1995      1996      1997
                                                             -------   -------   -------   -------   -------
Revenue:
  Software license fees....................................  $20,679   $20,163   $21,080   $24,115   $29,781
  Services revenue.........................................   28,366    36,637    42,083    47,693    57,220
                                                             -------   -------   -------   -------   -------
    Total revenue..........................................   49,045    56,800    63,163    71,808    87,001
Operating costs and expenses:
  Cost of software license fees............................    1,923     2,845     3,829     3,823     5,070
  Cost of services.........................................   11,096    13,396    15,333    16,562    22,400
  Research and development.................................    8,911    12,980    12,725    13,775    16,614
  Sales and marketing......................................   19,747    20,008    19,651    23,822    30,449
  General and administrative...............................    6,524     5,330     6,245     6,616     7,336
  Write-off of in-process research and development
    acquired(2)............................................       --        --        --        --     6,846
                                                             -------   -------   -------   -------   -------
    Total operating costs and expenses.....................   48,201    54,559    57,783    64,598    88,715
                                                             -------   -------   -------   -------   -------
Income (loss) from operations..............................      844     2,241     5,380     7,210    (1,714)
Other income (expense), net................................       62       (83)      293     1,526     1,923
                                                             -------   -------   -------   -------   -------
Income before provision (benefit) for income taxes and
  cumulative effect of change in accounting principle......      906     2,158     5,673     8,736       209
Provision for (benefit from) income taxes..................      367       916     1,989     3,146      (148)
                                                             -------   -------   -------   -------   -------
Income before cumulative effect of change in accounting
  principle................................................      539     1,242     3,684     5,590       357
Cumulative effect of change in accounting principle........       --       260        --        --        --
                                                             -------   -------   -------   -------   -------
Net income.................................................  $   539   $ 1,502   $ 3,684   $ 5,590   $   357
                                                             =======   =======   =======   =======   =======
Net income per share(3)....................................  $  0.05   $  0.15   $  0.40   $  0.49   $  0.03
                                                             =======   =======   =======   =======   =======
Weighted average common and common equivalent shares
  outstanding(3)...........................................   10,495    10,825     9,401    11,369    12,235
                                                             =======   =======   =======   =======   =======

CONSOLIDATED BALANCE SHEET DATA:
(IN THOUSANDS)

                                                                AUGUST 31,            SEPTEMBER 30,(1)
                                                             -----------------   ---------------------------
                                                              1993      1994      1995      1996      1997
                                                             -------   -------   -------   -------   -------
Cash, cash equivalents, and marketable securities..........  $13,581   $15,222   $16,183   $43,337   $48,319
Total assets...............................................   35,380    43,495    44,004    75,704    91,307
Deferred revenue...........................................   17,951    22,531    25,017    24,853    31,990
Long-term obligations under capital lease..................      849        --        --        --        --
Total liabilities..........................................   29,159    35,635    39,172    40,054    49,368
Mandatorily redeemable common stock........................    7,752     7,752        --        --        --
Stockholders' equity (deficit).............................   (1,531)      108     4,832    35,650    41,939

---------------
(1) The Company changed its fiscal year end to September 30, effective with the fiscal year ended September 30, 1995.

(2) In connection with the acquisition of Time (Open Systems) Ltd., $6,846,000 allocated to in-process research and development had not reached technological feasibility and had no alternative future use and was charged to operations at the acquisition date. See Note 6 to consolidated financial statements.

(3) The Company repurchased 1,632,000 shares of common stock from venture capital investors in September 1994. See Note 9 to consolidated financial statements.

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

OVERVIEW

     Founded in 1981, Infinium Software (formerly known as Software 2000) develops, markets and provides consulting and support services for a full range of client/server financial management, human resources management and materials management business software applications geared to mid-size companies. The Company also offers a specialized manufacturing system designed to manage process manufacturing operations. Until the introduction of the Company's financial management business applications designed for Microsoft(R) Windows NT(R) Servers during the current fiscal year, all software applications were developed, marketed and operated predominately on the IBM AS/400 hardware platform. Accordingly, substantially all revenue recognized to date is associated with AS/400 platform transactions.

     In January 1997, the Company acquired all of the outstanding capital stock of Time (Open Systems) Ltd. ("Time"), a UK-based privately held software concern which developed and marketed a suite of client/server financial application software products (the "Time Products"). Since the acquisition of Time, the Company has made substantial investment in the development of the Time Products for the Microsoft NT Server platform. Following the introduction of the beta versions of these products in North America and international markets, the Company released for general availability Infinium Financials for Microsoft Windows NT Servers in September 1997. These products, along with the Microsoft NT Server-based Human Resources Management product line currently under development by the Company, form the basis for the Company's expansion into the emerging market for business applications designed for Windows NT servers.

     The Company's revenue is derived from two sources: software license fees and service revenue. Software license fees include revenue from non-cancellable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products marketed and/or distributed by the Company. Software license fee revenue is recognized upon delivery of the software, when all significant contractual obligations have been satisfied and collection is probable. Revenue from software license agreements sold by international distributors is recorded net of distributor commission. The Company's service revenue is comprised of software maintenance fees and fees for consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement. The Company's growing customer base has led to continued growth in maintenance fees. For each of the years ended September 30, 1995, 1996 and 1997, the Company experienced a maintenance renewal rate in excess of 90%. Gross margins for the Company's maintenance revenue are typically higher than gross margins for the Company's other sources of revenue. In addition to maintenance services, the Company offers consulting services consisting of project management, implementation, consulting and training services for the Company's products. Consulting services revenue is recognized as the services are performed.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition," (the "SOP"). This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997; however, earlier application is permitted as of the beginning of fiscal years. The Company will adopt this SOP in its fiscal year beginning October 1, 1997. The application of the SOP would not have had a material effect on the Company's results of operations as reported herein as the revenue recognition rules utilized by the Company are substantially consistent with the provisions of the SOP. Accordingly, adoption of this SOP will not have a material effect on future results of operations.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the Company's consolidated income statement data expressed as a percentage of total revenues.

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                      -------------------------
                                                                      1995      1996      1997
                                                                      -----     -----     -----
Revenue:
  Software license fees.............................................   33.4%     33.6%     34.2%
  Service revenue...................................................   66.6      66.4      65.8
                                                                      -----     -----     -----
     Total revenue..................................................  100.0     100.0     100.0
                                                                      -----     -----     -----
Operating costs and expenses:
  Cost of software license fees.....................................    6.1       5.3       5.8
  Cost of services..................................................   24.3      23.1      25.8
  Research and development..........................................   20.1      19.2      19.1
  Sales and marketing...............................................   31.1      33.2      35.0
  General and administrative........................................    9.9       9.2       8.4
  Write-off of in-process research and development acquired.........     --        --       7.9
                                                                      -----     -----     -----
     Total operating costs and expenses.............................   91.5      90.0     102.0
                                                                      -----     -----     -----
Income (loss) from operations.......................................    8.5      10.0      (2.0)
Other income, net...................................................    0.5       2.1       2.2
                                                                      -----     -----     -----
     Income before provision (benefit) for income taxes.............    9.0      12.1       0.2
Provision (benefit) for income taxes................................    3.2       4.4      (0.2)
                                                                      -----     -----     -----
     Net income.....................................................    5.8%      7.7%      0.4%
                                                                      =====     =====     =====

     Included in operating costs and expenses above, and further discussed in
Note 6 to consolidated financial statements, is a charge of $6.8 million (7.9% of total revenue) in fiscal 1997 as a result of the write-off of in-process research and development acquired in connection with the acquisition of Time.

YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO YEAR ENDED SEPTEMBER 30, 1996

     REVENUE. Total revenue increased 21.2%, from $71.8 million for the year ended September 30, 1996 to $87.0 million for the year ended September 30, 1997. The increase was primarily due to the increase in the licensing of the Company's products due to greater market acceptance. Generally, in addition to software license fees attained with each license agreement entered into, consulting services and maintenance commitments are commonly contracted, realizing an increase to service revenue when these services are delivered.

     Revenue in North America (United States and Canada) increased 20.1%, from $64.2 million for the year ended September 30, 1996 to $77.1 million for the year ended September 30, 1997. This is representative of 89.4% of total revenues for fiscal 1996 and 88.6% for fiscal 1997. EMEA (Europe, Middle East and Africa) revenue grew 7.9%, from $7.6 million for the year ended September 30, 1996 to $8.2 million for the year ended September 30, 1997 predominately due to greater market penetration within the region. Other international regions, including Asia Pacific and Latin America, contributed 3.1% of total revenues for fiscal 1996 compared to 1.9% for fiscal 1997.

     Software license fee revenue increased 23.5%, from $24.1 million for the year ended September 30, 1996 to $29.8 million for the year ended September 30, 1997. The growth was due primarily to continued acceptance of the Company's Infinium client/server products. For fiscal 1997, software license fee revenue derived from Windows NT products was less than $1.0 million with all other software license fee revenue derived from IBM AS/400 hardware platform transactions.

     Service revenue increased 20.0%, from $47.7 million for the year ended September 30, 1996 to $57.2 million for the year ended September 30, 1997. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance and consulting services revenue. Also attributing to the increase in consulting services revenue was an increase in larger consulting service engagements as well as increased service offerings including greater project management and custom programming demand. The table below summarizes the composition and growth in the Company's service revenue.

                                                               YEAR ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                             1995        1996        1997
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Software maintenance revenue..........................  $25,952     $30,300     $33,886
    Consulting services revenue...........................   16,131      17,393      23,334
                                                            -------     -------     -------
         Total service revenue............................  $42,083     $47,693     $57,220
                                                            =======     =======     =======

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of amortization expense related to capitalized software development costs, royalties on the sale of third party products and the cost of product media, manuals and shipping. Cost of software license fees increased 32.6% from $3.8 million for the year ended September 30, 1996 to $5.1 million for the year ended September 30, 1997. Cost of software license fees as a percentage of software license fee revenue increased from 15.9% for the year ended September 30, 1996 to 17.0% for the year ended September 30, 1997. The increase in the dollar amount of such costs resulted primarily from an increase in third party royalty expense and an increase in amortization of capitalized software development costs. The increase in the cost of software license fees as a percentage of software license fee revenue was primarily due to an increase in third party royalty expense offset in part by a decrease in amortization of capitalized software development costs.

     COST OF SERVICES. Cost of services consists of costs to provide support, implementation, consulting and training services to licensees. Cost of services increased 35.2% from $16.6 million for the year ended September 30, 1996 to $22.4 million for the year ended September 30, 1997. Cost of services as a percentage of service revenue increased from 34.7% for the year ended September 30, 1996 to 39.1% for the year ended September 30, 1997. The increase in the cost of services as a percentage of service revenue is attributed to a relatively greater increase in the amount of consulting services versus maintenance which carries a lower gross margin than maintenance revenue. The increase in dollar amount of such costs resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, a continued growth in the customer base and an increase in payments to third party contractors.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and contractor costs reduced by capitalized software development costs and, when applicable, research funding. The Company continues to make significant investments in research and development. Research and development spending, as defined by the Company as research and development expenses as reflected in the consolidated statement of income plus capitalized software development costs and funded research, increased 18.2% from $17.3 million for the year ended September 30, 1996 to $20.5 million for the year ended September 30, 1997. The Company believes that this significant level of research and development spending is critical to building long-term product and technology advantages in the market. It is expected that the relatively constant rate of investment planned should cause research and development expenses as a percentage of revenue to decline.

     The following table sets forth for the periods indicated the relationship between the Company's research and development expenses as recorded on its consolidated statements of income and its total research and development spending.

                                                               YEAR ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                             1995        1996        1997
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Research and development expenses.....................  $12,725     $13,775     $16,614
    Capitalized software development costs................    2,542       3,543       3,595
    Funded research.......................................    1,131          --         255
                                                            -------     -------     -------
    Research and development spending.....................  $16,398     $17,318     $20,464
                                                            =======     =======     =======
    Research and development spending as a percentage of
      revenue.............................................     26.0%       24.1%       23.5%
                                                            =======     =======     =======

     Research and development expenses increased 20.6% from $13.8 million for the year ended September 30, 1996 to $16.6 million for the year ended September 30, 1997. Research and development expenses as a percentage of total revenue was 19.2% for the year ended September 30, 1996 and 19.1% for the year ended September 30, 1997. The Company capitalized $3.5 million of software development costs for the year ended September 30, 1996 and $3.6 million for the year ended September 30, 1997.

     In October, 1996, the Company entered into a research funding agreement with a business partner to fund development activities for enabling Chinese and Japanese double byte character set capabilities of the Company's Human Resource product, as defined. The agreement could provide up to $490,000 of assistance towards this initiative. During fiscal 1997, $255,000 of this amount was used as an offset to research and development expenses.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, travel, promotional expenses, facilities and computers and communications costs. Sales and marketing expenses increased 27.8% from $23.8 million for the year ended September 30, 1996 to $30.4 million for the year ended September 30, 1997. Sales and marketing expenses as a percentage of total revenue increased from 33.2% for the year ended September 30, 1996 to 35.0% for the year ended September 30, 1997. The increase in dollar amount as well as the percentage of total revenue was attributable to an increase in staffing as well as an increase in commission expense due to increased software license fees. In connection with the roll-out of the Microsoft Windows NT product lines, additional direct sales personnel were added during fiscal 1997 and the Company incurred various incremental promotional costs. The Company is continuing to add additional sales personnel to market both its AS/400 and NT products. The Company is also continuing to expand its indirect distribution channels, both domestically and internationally, with an emphasis on the domestic channel partnering, South Africa, Asia/Pacific, Western Europe and Latin America markets. Accordingly, sales and marketing expenses are expected to continue to increase in the future.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation expenses of executive, administrative, financial and legal personnel, as well as provisions for doubtful accounts, amortization of intangible assets, insurance and outside professional fees. General and administrative expenses increased 10.9%, from $6.6 million for the year ended September 30, 1996 to $7.3 million for the year ended September 30, 1997. General and administrative expenses as a percentage of total revenue decreased from 9.2% for the year ended September 30, 1996 to 8.4% for the year ended September 30, 1997. The increase in dollar amount of general and administrative expenses was primarily attributed to incremental costs associated with the acquisition of Time including the amortization of intangible assets.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED.  As discussed in
Note 6 to the consolidated financial statements, the Company recorded a charge to operations of $6.8 million for the write-off of in-process research and development acquired in connection with the acquisition of Time during the year ended September 30, 1997.

     OTHER INCOME, NET. Other income, net consists of interest income, interest expense and foreign exchange loss. Other income, net increased 26% from $1.5 million for the year ended September 30, 1996 to $1.9 million for the year ended September 30, 1997. The increase is primarily attributed to interest income earned from invested funds attained in connection with the Company's public stock offerings during fiscal 1996 which were available to earn income throughout the full year during fiscal 1997.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for federal, state and foreign income taxes was $3.1 million and ($148,000) for the years ended September 30, 1996 and 1997, respectively. The effective tax rate was 36.0% for the year ended September 30, 1996. The tax benefit realized during fiscal 1997 was attributed to the charge to operations of $6.8 million for the write-off of in-process research and development acquired which, when combined with the benefit of research and development credits, resulted in an overall tax benefit. See Note 7 to the consolidated financial statements.

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

     REVENUE. Total revenue increased 13.7%, from $63.2 million for the year ended September 30, 1995 to $71.8 million for the year ended September 30, 1996. The increase was primarily due to growth in maintenance fees, and to a lesser extent, software license fees and consulting services revenue.

     Revenue in North America increased 11.3%, from $57.7 million for the year ended September 30, 1995 to $64.2 million for the year ended September 30, 1996. Europe and other international revenue grew 38.2%, from $5.5 million for the year ended September 30, 1995 to $7.6 million for the year ended September 30, 1996 due to greater market penetration in Europe and the Asia/Pacific regions.

     License fee revenue increased 14.4%, from $21.1 million for the year ended September 30, 1995 to $24.1 million for the year ended September 30, 1996. The growth was due primarily to continued market acceptance of the Company's Infinium client/server products and continued growth in international revenue, primarily in the Asia Pacific Region.

     Service revenue increased 13.3%, from $42.1 million for the year ended September 30, 1995 to $47.7 million for the year ended September 30, 1996. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance and consulting services revenue.

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees remained unchanged at $3.8 million for fiscal years ended September 30, 1995 and 1996. Cost of software license fees as a percentage of software license fee revenue decreased from 18.2% for the year ended September 30, 1995 to 15.9% for the year ended September 30, 1996. The decrease in the cost of software license fees as a percentage of software license fee revenue was primarily due to a $160,000 write-off of certain capitalized software development costs in the first fiscal quarter of 1995 offset by increased capitalized software amortization in fiscal 1996.

     COST OF SERVICES. Cost of services increased from $15.3 million for the year ended September 30, 1995 to $16.6 million for the year ended September 30, 1996. Cost of services as a percentage of service revenue declined from 36.4% for the year ended September 30, 1995 to 34.7% for the year ended September 30, 1996. The decrease in the cost of services as a percentage of service revenue is primarily attributed to software maintenance revenue increasing at a higher rate than that of the associated expense of delivering such services. The increase in dollar amount of such costs resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, continued growth in the customer base and the resulting increase in customer support call volume.

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

     SALES AND MARKETING. Sales and marketing expenses increased 21.2 % from $19.7 million for the year ended September 30, 1995 to $23.8 million for the year ended September 30, 1996. Sales and marketing expenses as a percentage of total revenue increased from 31.1% for the year ended September 30, 1995 to 33.2% for the year ended September 30, 1996. The increase in dollar amount as well as the percentage of total revenue for the year was attributable to an increase in commission expense due to increased software license fees. The Company is in the process of expanding its distribution channels, both domestically and internationally, with an emphasis on the Asia/Pacific, Western Europe and Latin America markets. Accordingly, sales and marketing expenses may continue to increase in the future.

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

     OTHER INCOME, NET. Other income, net increased from $293,000 for the year ended September 30, 1995 to $1.5 million for the year ended September 30, 1996. The increase is primarily attributed to interest income earned from invested funds attained in connection with the Company's public stock offerings. See Note 5 to consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had cash, cash equivalents and marketable securities of $48.3 million. This was an increase of $5.0 million from the $43.3 million in cash, cash equivalents and marketable securities on hand at September 30, 1996. Operating activities provided the principal source of cash, cash equivalents and marketable securities during the year. The principal uses of cash, cash equivalents and marketable securities during the year were expenditures to fund software development, purchases of property and equipment, and cash paid in connection with the acquisition of Time.

     The Company's accounts receivable balances net of the allowance for doubtful accounts were $12.4 million at September 30, 1996 and $18.9 million at September 30, 1997. Days sales outstanding ("DSO") increased 10 days from 54 days at September 30, 1996 to 64 days at September 30, 1997. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to next. The increase in DSO from fiscal 1996 to fiscal 1997 was primarily attributed to the increase in accounts receivable from software license and service transactions occurring near the end of the quarter in which initial cash receipts were subsequently received after the balance sheet date.

     Deferred revenue increased $7.1 million, from $24.9 million at September 30, 1996 to $32.0 at September 30, 1997. Because the Company typically sells prepaid consulting services and maintenance with each software license agreement, the increase in software license fees has resulted in an increase in the corresponding backlog of consulting services. Additionally, as a result of the increase in the installed base of customers, a corresponding increase of deferred maintenance revenue resulted.

     The Company's $5.0 million working capital revolving line of credit with a bank expired October 1, 1996. The Company had no borrowings under this facility and thus no amounts were outstanding at September 30, 1996. The Company did not renew this credit line or enter into any others during the year ended September 30, 1997.

     The Company believes that cash, cash equivalents and marketable securities as well as cash flow from operations will be sufficient to fund its operations at least through fiscal 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the FASB issued SFAS 128, "Earnings per Share." SFAS 128 specifies modifications to the calculation of earnings per share from the method currently used by the Company as prescribed by APB Opinion Number 15. SFAS 128 will be effective for the Company's interim and annual periods ending after December 15, 1997. The Company expects that basic earnings per share amounts will be higher when compared to the primary earnings per share amounts, and diluted earnings per share amounts will not be materially different from primary earnings per share amounts.

     In July 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997. The Company will implement these statements as required. The future adoption of SFAS 130 and SFAS 131 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

     As the Company's primary current source of revenue comes from customers using IBM mid-range computers, future revenue from licenses of present products and sales of services and recurring maintenance revenue are therefore dependent on continued widespread use of the AS/400 and the continued support of such computers by IBM. In addition, because the Company's current AS/400 product line requires the use of IBM's OS/400 operating system, the Company may be required to adapt its products to any changes made in such operating system in the future. The Company's inability to adapt to future changes in the OS/400 operating system, or delays in doing so, could have a material adverse effect on the Company's business, operating results and financial condition.

     Although the Company has recently introduced and is continuing to develop software applications to operate on the Microsoft Windows NT operating system, as well as to operate over the Internet and within corporate intranets, there can be no assurance that the Company will be successful in marketing and developing these new products. The Company's development and implementation of versions of its business software applications to run on Microsoft Windows NT servers involve more intense competition from a larger number of competitors. There can be no assurance that the Company will be successful in developing additional products for NT and marketing these products or will be able to compete successfully against current or future competitors.

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

     Revenue from customers outside North America represented 8.7%, 10.6% and 11.4% of the Company's total revenue in fiscal 1995, 1996 and 1997, respectively. The Company believes that its revenue and future operating results will depend, in part, on its ability to increase sales in international markets. There can be no assurance that the Company will be able to maintain or increase its current level of international revenue. An important part of the Company's strategy is to expand its indirect distribution channels in international markets. There can be no assurance that the Company will be able to attract and retain international distributors and resellers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to attract and retain important resellers could materially and adversely affect the Company's business, operating results and financial condition. Other risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payments cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors would not have a material adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is hereby incorporated by reference from the information contained under the heading "Election of Directors" in the Company's definitive proxy statement of the Company's 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

     Certain information concerning directors and executive officers is hereby incorporated by reference to the information contained under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the Definitive Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of the Company are filed as part of this Report:

                                                                                    PAGE
                                                                                    ----
    Report of independent accountants.............................................  F-1
    Consolidated balance sheet at September 30, 1996 and 1997.....................  F-2
    Consolidated statement of income for the years ended September 30, 1995, 1996 and 1997....................................................................  F-3
    Consolidated statement of stockholders' equity (deficit) for the years ended
      September 30, 1995, 1996 and 1997...........................................  F-4
    Consolidated statement of cash flows for the years ended September 30, 1995,
      1996 and 1997...............................................................  F-5
    Notes to consolidated financial statements....................................  F-6

(A)(2)  INDEX TO FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule of the Company is filed as part of this Report:

                                                                                    PAGE
                                                                                    ----
    Schedule II -- Valuation and Qualifying Accounts..............................  S-1

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(A)(3)  INDEX TO EXHIBITS

     See attached Index to Exhibits on pages X-1 through X-2 of this 10-K.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of December 1997.

                                          INFINIUM SOFTWARE, INC.

                                          By:    /s/ DANIEL J. KOSSMANN
                                            ------------------------------------
                                                     Daniel J. Kossmann
                                             Vice President and Chief Financial
                                                           Officer

     We the undersigned officers and directors of Infinium Software, Inc., hereby severally constitute and appoint Frederick J. Lizza and Daniel J. Kossmann, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities to do all things in our names and on behalf in such capacities to enable Infinium Software, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                          DATE
-----------------------------------   ------------------------------------   ------------------

/s/ ROBERT A. PEMBERTON               Chairman of the Board and Director     December 29, 1997
-----------------------------------
     Robert A. Pemberton

/s/ FREDERICK J. LIZZA                President, Chief Executive Officer     December 29, 1997
-----------------------------------   and Director
     Frederick J. Lizza               (Principal Executive Officer)

/s/ DANIEL J. KOSSMANN                Chief Financial Officer,               December 29, 1997
-----------------------------------   (Principal Financial and Accounting
     Daniel J. Kossmann               Officer)

/s/ R. STEPHEN CHEHEYL                Director                               December 29, 1997
-----------------------------------
     R. Stephen Cheheyl

/s/ MANUEL CORREIA                    Director                               December 29, 1997
-----------------------------------
     Manual Correia

/s/ ROLAND D. PAMPEL                  Director                               December 29, 1997
-----------------------------------
     Roland D. Pampel

/s/ ROBERT P. SCHECHTER               Director                               December 29, 1997
-----------------------------------
     Robert P. Schechter

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Infinium Software, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Infinium Software, Inc. and its subsidiaries at September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boston, Massachusetts
October 20, 1997

                            INFINIUM SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              SEPTEMBER 30,
                                                                           -------------------
                                                                            1996        1997
                                                                           -------     -------
ASSETS
Current assets:
  Cash and cash equivalents..............................................  $ 7,817     $ 9,779
  Marketable securities at fair market value.............................   35,520      38,540
  Accounts receivable, less allowance for doubtful accounts of $1,250 and
     $1,569 at September 30, 1996 and 1997, respectively.................   12,354      18,930
  Deferred income taxes..................................................    2,427       1,167
  Prepaid expenses and other current assets..............................    3,569       4,946
                                                                           -------     -------
     Total current assets................................................   61,687      73,362
Property and equipment, net..............................................    6,047       6,901
Capitalized software development costs, net..............................    6,171       6,767
Goodwill and other intangible assets, net................................       --       1,835
Deferred income taxes....................................................       --         471
Other assets.............................................................    1,799       1,971
                                                                           -------     -------
     Total assets........................................................  $75,704     $91,307
                                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................  $ 4,495     $ 5,221
  Accrued expenses.......................................................    7,300       9,763
  Income taxes payable...................................................    1,368       2,394
  Deferred revenue.......................................................   24,853      31,990
                                                                           -------     -------
     Total current liabilities...........................................   38,016      49,368
                                                                           -------     -------
Deferred income taxes....................................................    2,038          --
                                                                           -------     -------
Commitments (Note 14)....................................................
Common stock, $.01 par value; authorized 40,000 shares, issued and outstanding 11,114 and 12,162 shares at September 30, 1996 and 1997,
  respectively...........................................................      111         122
Additional paid-in capital...............................................   27,394      33,325
Retained earnings........................................................    8,145       8,502
Cumulative translation adjustment........................................       --         (10)
                                                                           -------     -------
     Total stockholders' equity..........................................   35,650      41,939
                                                                           -------     -------
     Total liabilities and stockholders' equity..........................  $75,704     $91,307
                                                                           =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FOR THE YEAR ENDED SEPTEMBER
                                                                              30,
                                                                -------------------------------
                                                                 1995        1996        1997
                                                                -------     -------     -------
Revenue:
  Software license fees.......................................  $21,080     $24,115     $29,781
  Service revenue.............................................   42,083      47,693      57,220
                                                                -------     -------     -------
     Total revenue............................................   63,163      71,808      87,001
                                                                -------     -------     -------
Operating costs and expenses:
  Cost of software license fees...............................    3,829       3,823       5,070
  Cost of services............................................   15,333      16,562      22,400
  Research and development....................................   12,725      13,775      16,614
  Sales and marketing.........................................   19,651      23,822      30,449
  General and administrative..................................    6,245       6,616       7,336
  Write-off of in-process research and development acquired
     (Note 6).................................................       --          --       6,846
                                                                -------     -------     -------
     Total operating costs and expenses.......................   57,783      64,598      88,715
                                                                -------     -------     -------
Income (loss) from operations.................................    5,380       7,210      (1,714)
Other income, net.............................................      293       1,526       1,923
                                                                -------     -------     -------
Income before provision (benefit) for income taxes............    5,673       8,736         209
Provision for (benefit from) income taxes.....................    1,989       3,146        (148)
                                                                -------     -------     -------
Net income....................................................  $ 3,684     $ 5,590     $   357
                                                                =======     =======     =======
Per share data:
  Net income per share........................................  $  0.40     $  0.49     $  0.03
                                                                =======     =======     =======
  Weighted average common and common equivalent shares
     outstanding..............................................    9,401      11,369      12,235
                                                                =======     =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                 RETAINED                                        TOTAL
                             COMMON              ADDITIONAL      EARNINGS         NOTES        CUMULATIVE    STOCKHOLDERS'
                             SHARES    COMMON     PAID-IN      (ACCUMULATED    RECEIVABLE-     TRANSLATION      EQUITY
                             ISSUED    STOCK      CAPITAL        DEFICIT)      STOCKHOLDERS    ADJUSTMENT      (DEFICIT)
                             ------    ------    ----------    ------------    ------------    ----------    -------------
Balance at September 30,
  1994.....................  8,246      $ 82      $  1,266       $ (1,129)        $ (457)           --          $  (238)
Stock issued upon exercise
  of stock options.........     12         1            32                                                           33
Repayments of notes
 receivable-stockholders...                                                           78                             78
Capital contributions from
  stockholders (Note 11)...                          1,275                                                        1,275
Net income for the year....                                         3,684                                         3,684
                             ------     ----       -------         ------           ----          ----          -------
Balance at September 30,
  1995.....................  8,258        83         2,573          2,555           (379)           --            4,832
Stock issued in connection
  with initial public stock
  offering, net of offering
  expenses.................  1,334        13        12,814                                                       12,827
Stock issued in connection
  with follow-on public
  stock offering, net of
  offering expenses........    500         5         6,558                                                        6,563
Stock issued upon exercise
  of stock options and
  warrants.................    974        10         3,052                                                        3,062
Stock issued in connection
  with employee stock
  purchase plan............     48        --           447                                                          447
Income tax benefit from
  exercise of stock
  options..................                          1,950                                                        1,950
Repayments of notes
 receivable-stockholders...                                                          379                            379
Net income for the year....                                         5,590                                         5,590
                             ------     ----       -------         ------           ----          ----          -------
Balance at September 30,
  1996.....................  11,114      111        27,394          8,145             --            --           35,650
Stock issued in connection
  with acquisition.........    770         8         4,506                                                        4,514
Stock issued upon exercise
  of stock options.........    205         2           748                                                          750
Stock issued in connection
  with employee stock
  purchase plan............     73         1           528                                                          529
Income tax benefit from
  exercise of stock
  options..................                            149                                                          149
Cumulative translation
  adjustment...............                                                                        (10)             (10)
Net income for the year....                                           357                                           357
                             ------     ----       -------         ------           ----          ----          -------
Balance at September 30,
  1997.....................  12,162     $122      $ 33,325       $  8,502         $   --          $(10)         $41,939
                             ======     ====       =======         ======           ====          ====          =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED
                                                             ----------------------------------
                                                               1995         1996         1997
                                                             --------     --------     --------
Cash flows from operating activities:
  Net income...............................................  $  3,684     $  5,590     $    357
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................     4,641        4,801        5,939
     Allowance for doubtful accounts.......................       770          662          397
     Deferred income taxes.................................      (620)         737       (1,249)
     Write-off of in-process research & development
       acquired............................................        --           --        6,846
  Changes in operating assets and liabilities, net of
     effect from the acquisition of Time Open Systems Ltd.:
     Accounts receivable...................................    (2,455)      (1,180)      (6,427)
     Prepaid expenses and other current assets.............      (266)      (1,125)      (1,345)
     Other assets..........................................      (259)        (265)        (172)
     Accounts payable......................................     1,301        1,320          453
     Accrued expenses......................................     1,843          236        1,860
     Income taxes payable..................................     1,601          943        1,172
     Deferred revenue......................................     4,590         (164)       6,159
                                                             --------     --------     --------
          Net cash provided by operating activities........    14,830       11,555       13,990
                                                             --------     --------     --------
Cash flows from investing activities:
  Purchase of marketable securities........................   (15,939)     (82,815)     (78,185)
  Sale of marketable securities............................    10,461       55,317       75,165
  Purchase of property and equipment.......................    (1,358)      (4,051)      (3,240)
  Capitalization of software development costs.............    (2,542)      (3,544)      (3,594)
  Acquisition of Time (Note 6).............................        --           --       (3,443)
                                                             --------     --------     --------
          Net cash used in investing activities............    (9,378)     (35,093)     (13,297)
                                                             --------     --------     --------
Cash flows from financing activities:
  Net proceeds from public stock offerings.................        --       19,390           --
  Proceeds from the exercise of stock options, warrants,
     and employee stock purchase plan......................        33        3,509        1,279
  Principal payments under capital lease obligations.......      (672)         (84)          --
  Proceeds from repayments of notes
     receivable -- stockholders............................        78          379           --
                                                             --------     --------     --------
          Net cash (used in) provided by financing
            activities.....................................      (561)      23,194        1,279
                                                             --------     --------     --------
Effect of foreign exchange rate on cash....................        --           --          (10)
Net increase (decrease) in cash and cash equivalents.......     4,891         (344)       1,962
Cash and cash equivalents, beginning of year...............     3,270        8,161        7,817
                                                             --------     --------     --------
Cash and cash equivalents, end of year.....................  $  8,161     $  7,817     $  9,779
                                                             ========     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  THE COMPANY

     Infinium Software, Inc. (the "Company") was incorporated in 1981. The Company develops, markets and provides consulting and support services for a full range of client/server financial management, human resources management, materials management and process manufacturing business software applications geared to mid-size companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

  RECLASSIFICATION

     Certain amounts in the notes to the consolidated financial statements have been reclassified to conform with the current year presentation.

  REVENUE RECOGNITION

     Revenue from software license fees are recognized when a contract has been executed, the product has been delivered, all significant contractual obligations have been satisfied and collection of the related receivable is probable. Revenue from sales through international distributors is recorded net of distributor commissions. Maintenance revenue, including those bundled with the initial license fee, are deferred and recognized ratably over the service period. Consulting and training service revenues are recognized as the services are performed.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition," (the "SOP"). This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997; however, earlier application is permitted as of the beginning of fiscal years. The Company will adopt this SOP in its fiscal year beginning October 1, 1997. The application of the SOP would not have had a material effect on the Company's results of operations as reported herein as the revenue recognition rules utilized by the Company are substantially consistent with the provisions of the SOP. Accordingly, adoption of this SOP will not have a material effect on future results of operations.

  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company invests its excess cash primarily in securities of government agencies, high-grade commercial paper and mutual funds that invest primarily in the securities of government agencies. These investments are subject to minimal credit and market risk. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities include securities purchased with an original maturity of greater than three months.

     Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," on a prospective basis. Under this standard, the Company is required to classify its marketable securities into one or more of the following categories: held-to-maturity, trading or available-for-sale. FAS 115 requires that, except for debt securities classified as held-to-maturity, investments in debt and equity securities should be reported at fair value. The adoption of FAS 115 did not have a material effect on the Company's financial condition or results

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

of operations. At September 30, 1996 and 1997, all of the Company's investments are classified as available-for-sale.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Repair and maintenance costs are expensed as incurred.

  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially expose the Company to concentrations of credit risk include accounts receivable. To minimize this risk, the Company generally requires a cash deposit upon contract signing. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations.

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

     Amortization expense of capitalized software development costs for the years ended September 30, 1995, 1996 and 1997 amounted to $2,485, $2,744 and $2,998, respectively. Included in amortization expense in fiscal 1995 are $160 of certain capitalized software development costs relating to a foreign language version of the Company's financial management products which were determined not to be realizable, and accordingly, all associated capitalized software development costs were written off.

     Accumulated amortization of capitalized software development costs was $8,981 and $11,979 at September 30, 1996 and 1997, respectively. Included in capitalized software development costs at September 30, 1996 and 1997 are $1,801 and $1,892, respectively, related to products which have not yet been commercially released. Accordingly, amortization of these costs had not commenced.

  FOREIGN CURRENCY TRANSLATION

     Effective for fiscal year 1997, the Company changed the functional currency of the UK subsidiary to that of the local currency. Accordingly, assets and liabilities are translated at current exchange rates. Income and expense items are translated using average rates during the year. Translation adjustments are not included in determining consolidated net income but rather are accumulated and reported as a separate component of stockholders' equity.

     The functional currency of the Company's other foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at period end and nonmonetary assets and liabilities are remeasured at historic exchange rates. Income and expenses are remeasured at the average exchange rate for the period. Translation gains and losses are reflected in the consolidated statement of income.

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  INCOME TAXES

     Income taxes are calculated using Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expenses that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

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

     In February 1997, the FASB issued SFAS 128, "Earnings per Share." SFAS 128 specifies modifications to the calculation of earnings per share from the method currently used by the Company as prescribed by APB Opinion Number 15. SFAS 128 will be effective for the Company's interim and annual periods ending after December 15, 1997. The Company expects that basic earnings per share amounts will be higher when compared to the primary earnings per share amounts, and diluted earnings per share amounts will not be materially different from primary earnings per share amounts.

  STOCK COMPENSATION

     The Company's employee stock option plans are accounted for in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." (See Note 9.)

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997. The Company will implement these statements as required. The future adoption of SFAS 130 and SFAS 131 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Following is a summary of the fair market value of available-for-sale securities, by balance sheet classification, as of September 30, 1996 and 1997:

                                                                      SEPTEMBER 30,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Cash equivalents:
          State Government obligations...........................  $ 1,000     $ 6,500
          Corporate debt obligations.............................      997          --
          Money market fund......................................    2,077       2,292
        Marketable securities:
          U.S. Government obligations............................   14,571       5,428
          State Government obligations...........................    6,601      27,201
          Corporate debt obligations.............................   14,248       5,122
          Foreign debt obligations...............................       --         789
          Other..................................................      100          --
                                                                   -------     -------
                                                                   $39,594     $47,332
                                                                   =======     =======

     Marketable securities are carried at fair market value, which approximates amortized cost. The contractual maturities of all available-for-sale securities classified as cash equivalents are less than three months. Available-for-sale securities classified as marketable securities with fair market values of $19,553, $8,191, $1,250 and $9,546 have contractual maturities of less than one, one to five, five to ten, and greater than ten years, respectively. All of the Company's marketable securities are classified as current at September 30, 1996 and 1997 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross unrealized gains and losses as of September 30, 1996 and 1997 and realized gains and losses on sales of securities for the years ended September 30, 1996 and 1997 were not significant.

4.  BALANCE SHEET COMPONENTS

     Property and equipment, net consists of the following:

                                                                             SEPTEMBER 30,
                                                                          -------------------
                                                          USEFUL LIFE      1996        1997
                                                         -------------    -------     -------
    Computer equipment.................................  2 to 5 years     $ 8,961     $14,204
    Furniture and fixtures.............................  5 years            3,479       1,960
    Leasehold improvements.............................  Lease term         1,351       1,097
    Land...............................................                       287         287
                                                                          -------     -------
                                                                           14,078      17,548
    Less-accumulated depreciation and amortization.....                     8,031      10,647
                                                                          -------     -------
                                                                          $ 6,047     $ 6,901
                                                                          =======     =======

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Goodwill and other intangible assets, net consists of the following at September 30, 1997:

        Goodwill, net of $62 tax benefit....................................  $1,415
        Workforce in place..................................................     468
        Software............................................................     312
                                                                              ------
                                                                               2,195
        Less -- accumulated amortization....................................     360
                                                                              ------
                                                                              $1,835
                                                                              ======

     Accrued expenses consist of the following:

                                                                       SEPTEMBER 30,
                                                                     -----------------
                                                                      1996       1997
                                                                     ------     ------
        Employee compensation and benefits.........................  $4,716     $5,596
        Accrued royalties..........................................     883      1,283
        Accrued professional fees..................................     329        324
        Other......................................................   1,372      2,560
                                                                     ------     ------
                                                                     $7,300     $9,763
                                                                     ======     ======

5.  OTHER INCOME, NET

     Other income, net consists of the following:

                                                             YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------
                                                            1995       1996       1997
                                                            -----     ------     ------
        Interest income...................................  $ 456     $1,620     $2,035
        Interest expense..................................    (42)        (4)        (2)
        Foreign exchange loss.............................   (121)       (90)      (110)
                                                            -----     ------     ------
                                                            $ 293     $1,526     $1,923
                                                            =====     ======     ======

     Cash paid for interest totaled $46, $4 and $1 for the years ended September 30, 1995, 1996 and 1997, respectively.

6.  ACQUISITION

     On January 6, 1997, the Company acquired all of the outstanding stock of Time (Open Systems) Limited ("Time"), a UK-based privately held software concern which developed and marketed a suite of client/server financial applications. The transaction was consummated for $2,793 in cash, approximately 770 shares of the Company's common stock which was issued at the closing of the acquisition and is being held pursuant to an escrow agreement under which the shares will be released ratably over a three year period and $650 of related acquisition costs. The value ascribed to the shares issued was $4,514.

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The acquisition was accounted for as a purchase. Accordingly, the results of the operations of Time and the fair market values of the acquired assets and assumed liabilities were included in the Company's financial statements as of the date of the acquisition. The purchase price was allocated to the acquired assets and liabilities as follows:

        Accounts receivable................................................  $   546
        Other current assets...............................................       32
        Property and equipment.............................................      132
        In-process research and development................................    6,846
        Acquired software..................................................      312
        Assembled workforce................................................      468
        Goodwill...........................................................    1,477
        Current liabilities................................................   (1,856)
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

     Pro-forma statements of operations are not shown as they would not differ materially from reported results.

7.  INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              ------     ------     -------
    Current:
      Federal...............................................  $2,339     $2,496     $ 1,193
      State.................................................     230        143          77
      Foreign...............................................      40         59         154
                                                              ------     ------     -------
         Total current......................................   2,609      2,698       1,424
                                                              ------     ------     -------
    Deferred:
      Federal...............................................    (496)       382      (1,464)
      State.................................................    (124)        66        (108)
                                                              ------     ------     -------
         Total deferred.....................................    (620)       448      (1,572)
                                                              ------     ------     -------
                                                              $1,989     $3,146     $  (148)
                                                              ======     ======     =======

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The income tax provision differs from an amount computed by applying the U.S. statutory federal income tax rate to pretax income as follows:

                                                                 YEAR ENDED SEPTEMBER 30,
                                                                ---------------------------
                                                                 1995       1996      1997
                                                                ------     ------     -----
    Statutory federal income tax..............................  $1,929     $2,971     $  71
    State income taxes........................................      70        138       (22)
    Research and development credits..........................    (444)      (139)     (429)
    Foreign tax rate differential.............................      35        (90)       28
    Other.....................................................     399        266       204
                                                                ------     ------     -----
                                                                $1,989     $3,146     $(148)
                                                                ======     ======     =====

     Deferred tax assets and liabilities are comprised of the following:

                                                                           SEPTEMBER 30,
                                                                         -----------------
                                                                          1996       1997
                                                                         ------     ------
    Deferred tax assets:
      Net operating loss carryforwards.................................  $  144     $  108
      Intangible assets................................................      --      2,396
      Deferred revenues................................................   2,372      1,817
      Accrued expenses and reserves not currently deductible...........     804        468
      Other............................................................     246         71
                                                                         ------     ------
         Total deferred tax assets.....................................   3,566      4,860
                                                                         ------     ------
    Deferred tax liabilities:
      Prepaid expenses deducted currently..............................     496        925
      Capitalized software development costs...........................   2,288      2,290
      Foreign translation losses.......................................     279         --
      Other............................................................     115          7
                                                                         ------     ------
         Total deferred tax liabilities................................   3,178      3,222
                                                                         ------     ------
                                                                         $  388     $1,638
                                                                         ======     ======

     As of September 30, 1997, the Company had federal net operating loss carryforwards of $317 which expire at various dates through 2010.

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

     Cash paid for income taxes, net of refunds received, totaled $1,013, $1,707 and $9 for the years ended September 30, 1995, 1996 and 1997, respectively.

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

8.  REVOLVING LINE OF CREDIT

     The Company had a revolving line of credit agreement with a bank under which it could borrow up to $5,000 for working capital. Borrowings under the credit line were subject to a borrowing base, as defined in the agreement, and were collateralized by the Company's accounts receivable. Outstanding borrowings bore interest at the bank's prime rate (8.25% at September 30, 1996) plus 2.0% (subject to adjustment under the terms of the agreement), payable monthly. Under the terms of the agreement, the Company was required to comply with certain covenants, including maintaining minimum amounts of working capital. Other restrictive covenants limit indebtedness, liens, mergers and acquisitions and additional stock issuances. The Company was in compliance with those covenants at September 30, 1996. The line of credit expired in October 1996. The Company had no borrowings under this facility and thus no amounts were outstanding at September 30, 1996. The Company did not renew this credit line or enter into any others during the year ended September 30, 1997.

9.  STOCKHOLDERS' EQUITY

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

  STOCK OPTIONS

     In October 1995, the Board of Directors approved the 1995 Stock Plan (the "1995 Plan") which provides for the issuance of up to 3,500 shares of common stock pursuant to the grant of qualified and non-qualified stock options, stock awards or purchase rights to employees, consultants, directors and officers of the Company. The options are generally exercisable over three to five year periods, as determined by the Compensation Committee. The Compensation Committee is comprised of members of the Company's Board of Directors. The option price is set at the fair market value of the Company's stock on the date of the option grant, as determined by the Compensation Committee.

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company also has a 1989 Incentive Stock Option Plan (the "1989 Plan") and a 1984 Incentive Stock Option Plan (the "1984 Plan"), with authorized options for 2,800 and 1,400 shares of common stock, respectively, under terms similar to those described in the preceding paragraph. In conjunction with the approval of the 1995 Plan, the Board of Directors formally terminated the 1989 Plan and as such no future grants will be made under this plan. Authority to grant additional options under the 1984 Plan has expired.

     In October 1995, the Board of Directors approved the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") under which options to purchase a maximum of 210 shares of the Company's common stock may be granted to non-employee directors. Under the Director Plan, each non-employee director will be granted an option to purchase 28 shares of common stock upon first joining the Board of Directors and 4 shares at each successive annual meeting of stockholders, beginning at the Company's annual meeting of stockholders for the fiscal year ended September 30, 1996, at an exercise price per share equal to the then fair market value per common share. Options granted under the Director Plan become exercisable in four equal annual installments commencing one year after the date of grant provided that the optionee then remains a director or consultant. The term of each option granted under the Director Plan will be for a period of ten years from the date of the grant.

     At September 30, 1997, the Company had 1,711 shares of its common stock available for future grant and had reserved 3,036 shares of its common stock for issuance upon exercise of outstanding stock options and warrants under the Plans.

     Transactions under the 1984, 1989, 1995 and the Director Plans during the years ended September 30, 1996 and 1997 are summarized as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                               -------------------------------------------------------
                                                         1996                          1997
                                               -------------------------     -------------------------
                                                             WEIGHTED                      WEIGHTED
                                                             AVERAGE                       AVERAGE
                                               SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                               ------     --------------     ------     --------------
    Outstanding at beginning of period.......  2,397          $ 3.69         1,927          $ 5.74
      Granted................................    721           10.43         1,467            6.70
      Exercised..............................   (974)           3.35          (206)           3.66
      Cancelled..............................   (217)           8.23          (152)           5.83
                                               -----                         -----
    Outstanding at end of period.............  1,927                         3,036
                                               =====                         =====
    Options exercisable at end of period.....    539                           800
                                               =====                         =====
    Weighted average fair value of options
      granted during the period..............                 $ 5.96                        $ 4.08

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following tables summarize the employee and director stock options outstanding at September 30, 1996 and 1997:

                                                              AS OF SEPTEMBER 30, 1996
                               --------------------------------------------------------------------------------------
                                               OPTIONS OUTSTANDING
                               ---------------------------------------------------          OPTIONS EXERCISABLE
                                                   WEIGHTED                            ------------------------------
                                                   AVERAGE             WEIGHTED                           WEIGHTED
          RANGE OF               NUMBER           REMAINING            AVERAGE           NUMBER           AVERAGE
       EXERCISE PRICES         OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
       ---------------         -----------     ----------------     --------------     -----------     --------------
 2.85 --  4.10...............     1,164               7.2               $ 3.71             500             $ 3.51
 5.17 --  5.35...............       155               8.7                 5.19              39               5.19
 8.25 -- 11.38...............       601               9.4                 9.70              --                 --
13.25 -- 16.25...............         7               9.4                15.25              --                 --
                                  -----                                                    ---
                                  1,927                                                    539
                                  =====                                                    ===

                                                              AS OF SEPTEMBER 30, 1997
                               --------------------------------------------------------------------------------------
                                               OPTIONS OUTSTANDING
                               ---------------------------------------------------          OPTIONS EXERCISABLE
                                                   WEIGHTED                            ------------------------------
                                                   AVERAGE             WEIGHTED                           WEIGHTED
          RANGE OF               NUMBER           REMAINING            AVERAGE           NUMBER           AVERAGE
       EXERCISE PRICES         OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
       ---------------         -----------     ----------------     --------------     -----------     --------------
 2.85 --  4.10...............       899               6.3               $ 3.73             586             $ 3.61
 5.17 --  7.63...............     1,390               9.1                 6.24              69               5.19
 8.00 -- 12.00...............       723               8.6                 9.56             143               9.75
12.13 -- 16.25...............        24               9.4                13.27               2              15.25
                                  -----                                                    ---
                                  3,036                                                    800
                                  =====                                                    ===

  FAIR VALUE DISCLOSURES

     Had compensation cost for the Company's option plans and employee stock purchase plan been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income and net income per share would have been as follows:

                                                                 YEAR ENDED SEPTEMBER
                                                                          30,
                                                                 ---------------------
                                                                  1996           1997
                                                                 ------         ------
        Net income:
          As reported..........................................  $5,590         $  357
          Pro-forma............................................   5,237           (931)
        Net income per share:
          As reported..........................................  $ 0.49         $ 0.03
          Pro-forma............................................    0.46          (0.08)

     The fair value of each option grant is estimated on the date of grant using the Black Scholes method with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for both periods; risk-free interest rates of 5.36% to 6.39% for options granted during the year ended September 30, 1996 and 5.51% to 6.76% for options granted during the year ended September 30, 1997; weighted average expected option term of 5 years for both periods; and volatilities of 68.06% for the year ended September 30, 1996 and 65.67% for the year ended September 30, 1997.

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     The first period commenced on November 17, 1995 (the effective date of the Company's initial public offering) and ended on June 30, 1996. Employees purchased 48 shares of stock at $9.35 per share. In subsequent six-month periods, employees purchased 40 shares of stock at $7.12 per share and 33 shares of stock at $7.44 per share.

  COMMON STOCK WARRANTS

     In connection with the revolving line of credit agreement discussed in Note 8, warrants were issued for the purchase of 49 shares of the Company's common stock. The warrants are exercisable at an initial per share price of $6.07, subject to adjustment under the terms of the agreement, and expire on June 10, 1999. The value of the warrants at the issuance date was immaterial. On July 17, 1996, the warrants were exercised in full and 31 shares were issued.

10.  RETIREMENT SAVINGS PLAN

     The Company has a savings and profit-sharing plan covering all eligible employees which is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company may, at its option, provide matching contributions up to 50% of each participating employee's contributions to the plan, subject to a maximum of 2 1/2% of compensation. Total contributions by the Company to the plan for the years ended September 30, 1995, 1996 and 1997 were $261, $283 and $553, respectively.

     In June 1996, a Group Personal Pension Plan was established for eligible employees in the United Kingdom allowing employees to contribute a percentage of their salary into a personal retirement savings plan. For those employees electing to contribute more than 3% of their salary into their plan, the Company contributes a fixed 3% on their behalf. Company contributions to individual plans aggregated $32 and $83 for the years ended September 30, 1996 and 1997, respectively.

     A Registered Retirement Savings Plan was established in August 1997 allowing eligible employees in Canada to contribute a percentage of their compensation into a retirement savings plan. For the year ended September 30, 1997, the Company contributed $11 under this plan.

11.  INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND CUSTOMER INFORMATION

     The Company operates in a single industry segment: the design, development, sale, service and support of proprietary software products.

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company operates in diverse geographic areas. Income (loss) from operations by geographic area is as follows:

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              ------     ------     -------
    North America (principally the United States)...........  $5,726     $7,197     $  (485)
    Europe (principally the United Kingdom).................    (864)      (272)     (1,292)
    Other international.....................................     518        285          63
                                                              ------     ------      ------
                                                              $5,380     $7,210     $(1,714)
                                                              ======     ======      ======

     No geographic area outside North America accounted for more than 10% of the Company's consolidated revenues or identifiable assets for the years ended September 30, 1995, 1996 and 1997.

     No single customer accounted for more than 10% of the Company's consolidated revenues for the years ended September 30, 1995, 1996 and 1997.

12.  RELATED PARTY TRANSACTIONS

  NOTES RECEIVABLE -- STOCKHOLDERS

     In connection with a business combination in September 1991, which was accounted for as a purchase, the Company loaned an aggregate of $500 to two owners of the acquired company. Such owners became stockholders of the Company in connection with the business combination. The notes, which bore interest at 9.0%, were payable in minimum semi-monthly installments. In addition, any bonuses and severance pay earned by the holders and any proceeds to the holders from the sale of common stock of the Company were offset against the notes until the entire principal and interest due on the notes were paid. The notes were collateralized by, among other things, any proceeds from the sale of common stock by the holders and, accordingly, are included as a reduction of stockholders' equity in the consolidated balance sheets. The notes were repaid in full on November 24, 1995.

  LIFE INSURANCE TRUSTS

     Three principal stockholders of the Company have split-dollar life insurance policies (the "Policies"). The Policies are owned by various trusts. The trusts have executed Collateral Assignment Agreements for the benefit of the Company. Under the Collateral Assignment Agreements, the Company pays the annual premiums of the Policies, which approximated $263 for each of the years ended September 30, 1995 and 1996, respectively and $143 for the year ended September 30, 1997. The premium payments made under the Policies are recorded as advances to the trusts and are secured by the cash surrender value of related insurance policies. Cash advances in excess of the cash surrender value of the related insurance policies are expensed when advanced. Total advances to the trusts of $1,799 and $1,971 at September 30, 1996 and 1997, respectively, are included in other assets in the consolidated balance sheet. Each Collateral Assignment Agreement can be terminated at any time on thirty days' notice by either the Company or the related trust. Upon termination, (i) the Company and the trust can agree on disposition of the policy, or (ii) the trust can repay the advances to the Company or (iii) the net cash surrender value would be distributed to the Company to the extent of the advances with the balance of the net cash surrender value being paid to the trust. If a Collateral Assignment Agreement is not terminated and the principal stockholder dies, the death benefits will be paid first to the Company to the extent of the advances. There is no agreement between the Company and any of the principal stockholders as to whether the Collateral Assignment Agreement would be terminated on the disassociation of the stockholder from the Company.

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     In October 1994, the three principal stockholders of the Company waived their right to the cash surrender value of the Policies through that date. Advances to the trusts equal to the cash surrender value at October 1, 1994 of $1,275, were recorded as other assets in the consolidated balance sheet as a noncash capital contribution.

     During 1995, the trusts borrowed $875 of the cash surrender value of the Policies. The trusts' obligations to repay those funds have been secured by a pledge of an aggregate of 330 shares of the Company's common stock owned by the principal stockholders. The trusts have assigned the stock pledges to the Company as replacement collateral. During fiscal 1996, the trust repaid a net of $565 of those borrowings, and released 232 shares of the Company's common stock from the pledge. During fiscal 1997, the trust borrowed an additional $47. Subsequent to year end, all loans were repaid in full.

  CONSULTING ARRANGEMENT

     The Company has engaged a principal stockholder of the Company, for consulting services provided to the Company under various agreements since July 1, 1984. The current agreement was amended on September 13, 1995 to provide that the principal stockholder will be paid for such consulting services in the future at a daily rate plus reimbursement for expenses. For fiscal years 1995, 1996 and 1997 the Company paid this principal stockholder a total of $144, $24 and $0 respectively, for consulting services rendered to the Company. There were no significant amounts owed to the principal stockholder at September 30, 1996 or 1997. The consulting agreement was terminated on November 10, 1997.

13.  RESEARCH AND DEVELOPMENT AGREEMENT

     In August 1994, the Company entered into an arrangement whereby a third party agreed to fund certain research and development activities of the Company. Product development fees received under the agreement for research and development activities were recorded as a reduction of research and development expenses on a percentage-of-completion basis. Payments received for previously developed products were recorded as liabilities in light of the Company's future royalty obligations. Through September 30, 1995, the Company received cumulative product development fees of $1,911, of which $1,318 was recorded as a reduction of research and development expenses and $593 was recorded as a liability. There was no external funding in fiscal 1996 or 1997 under this agreement.

     The agreement provides for future royalty payments based on revenues generated by products resulting from the funded activities. Total payments, which are based on a percentage of the related product revenues, are limited to 130% of the funds received by the Company under the agreement. Royalties of $36, $242 and $296 were incurred during the year ended September 30, 1995, 1996 and 1997, respectively.

     In October, 1996, the Company entered into a research funding agreement with a business partner to fund development activities for enabling double byte character set capabilities of the Company's Human Resource product, as defined. The agreement provided $490 of assistance towards this initiative of which $255 was recorded as a reduction of research and development expenses and $235 was recorded as a liability during fiscal 1997.

14.  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company has several operating lease agreements primarily involving real estate and computers and equipment. These leases are noncancelable and expire on various dates through 2001 except for the Company's Paris, France facility lease which expires in 2004, its Hyannis, Massachusetts facility lease which

                            INFINIUM SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

expires in 2005, its London, England facility lease which expires in 2015 and its Chatham, England facility lease which expires in 2019.

     Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

                FISCAL YEAR
                ---------------------------------------------------
                1998...............................................  $ 3,793
                1999...............................................    2,429
                2000...............................................    1,619
                2001...............................................    1,158
                2002...............................................    1,135
                Thereafter.........................................    8,905
                                                                     -------
                Total future minimum lease payments................  $19,039
                                                                     =======

     Total rent expense for operating leases was $4,594 and $4,515 and $4,764 for the years ended September 30, 1995, 1996 and 1997, respectively.

  LEGAL MATTERS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

                                                                     SCHEDULE II

                            INFINIUM SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                  BALANCE AT     CHARGED TO     CHARGED TO
 YEAR ENDED       BEGINNING      COSTS AND        OTHER          DEDUCTIONS                  BALANCE AT
SEPTEMBER 30,     OF PERIOD       EXPENSES       ACCOUNTS      AND WRITE-OFFS     OTHER     END OF PERIOD
-------------     ----------     ----------     ----------     --------------     -----     -------------
  1995.......       $1,300          $770            --             $ (925)           --        $ 1,145
  1996.......        1,145           662            --               (557)           --          1,250
  1997.......        1,250           397            --               (243)        $ 165          1,569

                            INFINIUM SOFTWARE, INC.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                             DESCRIPTION
-------       -----------------------------------------------------------------------------------
 3.1       -- Intentionally omitted.
 3.2       -- Second Restated Articles of Organization of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-97866).
 3.3       -- Intentionally omitted.
 3.4       -- Articles of Amendment of the Company (incorporated by reference to Exhibit 3(I) to the Company's Form 10-Q for the quarterly period ended March 31, 1997).
 3.5       -- Third Amended and Restated By-Laws of the Company (incorporated by reference to
              Exhibit 3(I) to the Company's Form 10-Q for the quarterly period ended March 31,
              1997).
 4.1       -- Specimen certificate representing the Common Stock (incorporated by reference to
              Exhibit 4 to the Company's Form 10-Q for the quarterly period ended March 31, 1997)
 4.2       -- Intentionally omitted.
10.1*      -- 1984 Incentive Stock Option Plan, as amended as of August 23, 1988 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-97866).
10.2*      -- 1989 Stock Option Plan, as amended as of October 1, 1994 (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-97866).
10.3*      -- 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registrant's
              Registration Statement on Form S-1, Registration No. 33-97866).
10.4*      -- 1995 Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on From S-1, Registration No. 33-97866).
10.5*      -- 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit
              10.5 to the Registrant's Registration Statement on Form S-1, Registration No.
              33-97866).
10.6       -- Lease dated March 31, 1995 between the Registrant and Independence Park Associates
              Realty Trust as of August 1995 (incorporated by reference to Exhibit 10.6 to the
              Registrant's Registration Statement on Form S-1, Registration No. 33-97866).
10.7*      -- Form of Executive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 33-97866).
10.8*      -- IBM Assistance Agreement, as amended as of June 30, 1995, between the Registrant and International Business Machines Corporation (incorporated by reference to
              Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, Registration
              No. 33-97866).
10.9       -- Intentionally omitted.
10.10      -- Intentionally omitted.
10.11      -- Intentionally omitted.
10.12      -- Intentionally omitted.
10.13      -- Intentionally omitted.
10.14*     -- Form of 1995 Stock Plan Option Agreement (incorporated by reference to Exhibit
              10.16 to the Registrant's Registration Statement on Form S-1, Registration No.
              33-97866).
10.15*     -- Register of Amendments, Subsections 3.1 and 7.3.4, 1989 Stock Option Plan
              (incorporated by reference to Exhibit 10.17 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-97866).
10.16*     -- Register of Amendments, Article 5, 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form
              S-1, Registration No. 33-97866).
11.1       -- Statement regarding Computation of Per Share Earnings.
21.1       -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the
              Registrant's Registration Statement on Form S-1, Registration No. 33-97866).
23.1       -- Consent of Price Waterhouse LLP.

EXHIBIT
  NO.                                             DESCRIPTION
-------       -----------------------------------------------------------------------------------
24.1       -- Power of Attorney (included on page 27).
27         -- Financial Data Schedule
99         -- Infinium Software, Inc. Corporate Information

---------------
* Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit to Item 14(c).

                                                                  SKU 1452-AR-98