Form 10-Q
period 1997-12-31
INFINIUM SOFTWARE INC
filed 1998-02-13
CIK 1002044

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition period from _______to______


                         Commission File Number 0-27030


                             INFINIUM SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)



            Massachusetts                           04-2734036
   (State or other jurisdiction of       (IRS Employer Identification No.)
   incorporation or organization)



                    25 Communications Way, Hyannis, MA 02601
          (Address of principal executive offices, including Zip Code)


                                 (508) 778-2000
              (Registrant's telephone number, including area code)


                       ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES__X___ NO_____


The number of shares outstanding of the registrant's Common Stock on December 31, 1997 was 12,244,125.

                             INFINIUM SOFTWARE, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                                                  Page
  ITEM 1.  Financial Statements

                   Condensed Consolidated Balance Sheet at September 30, 1997 and
                    December 31, 1997....................................................          3

                   Condensed Consolidated Statement of Income for the three months
                     ended December 31, 1996 and 1997....................................          4

                   Condensed Consolidated Statement of Cash Flows for the three months
                     ended December 31, 1996 and 1997....................................          5

                   Notes to Condensed Consolidated Financial Statements .................          6

  ITEM 2.          Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...............................................          8

PART II -- OTHER INFORMATION

  ITEMS 1. - 5.    Not applicable

  ITEM 6.          Exhibits and Reports on Form 8-K......................................         15

SIGNATURES...............................................................................         16

EXHIBIT INDEX............................................................................         17

EXHIBITS.................................................................................         18

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                                            1997               1997
                                                                                            ----               ----
                                                                                                          (UNAUDITED)
                                     ASSETS
Current assets:
  Cash, cash equivalents and marketable securities .............................          $ 48,319           $ 48,195
  Accounts receivable, less allowance for doubtful accounts of $1,569 and $1,399 at September 30, 1997 and December 31, 1997,
    respectively ...............................................................            18,930             18,882
  Deferred income taxes ........................................................             1,167              1,161
  Prepaid expenses and other current assets ....................................             4,946              5,041
                                                                                          --------           --------
          Total current assets .................................................            73,362             73,279
Property and equipment, net ....................................................             6,901              6,836
Capitalized software development costs, net ....................................             6,767              7,018
Goodwill and other intangible assets, net ......................................             1,835              1,707
Deferred income taxes ..........................................................               471                456
Other assets ...................................................................             1,971              2,209
                                                                                          --------           --------
          Total assets .........................................................          $ 91,307           $ 91,505
                                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................          $  5,221           $  4,612
  Accrued expenses .............................................................             9,763              7,659
  Income taxes payable .........................................................             2,394              2,167
  Deferred revenue .............................................................            31,990             33,419
                                                                                          --------           --------
          Total current liabilities ............................................            49,368             47,857
                                                                                          --------           --------

  Common stock, $.01 par value; authorized 40,000 shares, issued and outstanding
    12,162 and 12,244 shares at September 30, 1997 and December 31, 1997,
    respectively ...............................................................               122                122
  Additional paid-in capital ...................................................            33,325             34,017
  Retained earnings ............................................................             8,502              9,555
  Cumulative translation adjustment ............................................               (10)               (46)
                                                                                          --------           --------
          Total stockholders' equity ...........................................            41,939             43,648
                                                                                          --------           --------
          Total liabilities and stockholders' equity ...........................          $ 91,307           $ 91,505
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

                             INFINIUM SOFTWARE, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                    DECEMBER 31,     DECEMBER 31,
                                                        1996            1997
                                                        ----            ----
Revenue:
  Software license fees ....................          $ 5,334          $ 7,718
  Service revenue ..........................           12,946           16,516
                                                      -------          -------
        Total revenue ......................           18,280           24,234
                                                      -------          -------
Operating costs and expenses:
  Cost of software license fees ............            1,026            1,549
  Cost of services .........................            4,722            6,916
  Research and development .................            3,635            4,026
  Sales and marketing ......................            6,288            8,255
  General and administrative ...............            1,703            2,336
                                                      -------          -------
        Total operating costs and expenses..           17,374           23,082
                                                      -------          -------
Income from operations .....................              906            1,152
Other income, net ..........................              526              397
                                                      -------          -------
Income before provision for income taxes ...            1,432            1,549
Provision for income taxes .................              501              496
                                                      -------          -------
Net income .................................          $   931          $ 1,053
                                                      =======          =======

Basic earnings per share ...................          $  0.08          $  0.09
                                                      =======          =======
Diluted earnings per share .................          $  0.08          $  0.08
                                                      =======          =======

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                      DECEMBER 31,        DECEMBER 31,
                                                                         1996                1997
                                                                         ----                ----
Cash flows from operating activities:
  Net income .................................................          $    931           $  1,053
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ............................             1,364              1,672
    Allowance for doubtful accounts ..........................               137                380
    Deferred income taxes ....................................               (33)                21
  Changes in operating assets and liabilities:
    Accounts receivable ......................................            (3,718)              (332)
    Prepaid expenses and other current assets ................              (235)               (95)
    Other assets .............................................               (55)              (238)
    Accounts payable .........................................              (758)              (609)
    Accrued expenses .........................................              (677)            (2,104)
    Income taxes payable .....................................               494               (217)
    Deferred revenue .........................................             1,711              1,429
                                                                        --------           --------
      Net cash provided by operating activities ..............              (839)               960
                                                                        --------           --------


Cash flows from investing activities:
  Purchase of property and equipment .........................              (410)              (704)
  Capitalization of software development costs ...............              (900)            (1,036)
                                                                        --------           --------
    Net cash used for investing activities ...................            (1,310)            (1,740)
                                                                        --------           --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and employee stock
    purchase plan ............................................                 7                692
                                                                        --------           --------
      Net cash provided by financing activities ..............                 7                692
                                                                        --------           --------
Effect of foreign exchange rate changes on cash ..............                21                (36)
                                                                        --------           --------
Net decrease in cash, cash equivalents and marketable
  securities .................................................            (2,121)              (124)
Cash, cash equivalents and marketable securities, beginning of
  period .....................................................            43,337             48,319
                                                                        --------           --------
Cash, cash equivalents and marketable securities, end of
  period .....................................................          $41,216            $ 48,195
                                                                        =======            ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The information at December 31, 1996 and 1997 and for the three-month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of operating results for the full fiscal year.

2.  NET INCOME PER SHARE

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This Statement, which the Company adopted with this quarter ended December 31, 1997, establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 requires restatement of all previously reported earnings per share data that are presented.

  Basic earnings per share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are included in the earnings per share calculation when dilutive. Common share equivalents consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. The computation of basic and diluted earnings per share for the three months ended December 31, 1996 and 1997 is as follows:

                                                    THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                    DECEMBER 31, 1996                         DECEMBER 31, 1997
                                                                       PER                                         PER
                                           INCOME      SHARES         SHARE            INCOME         SHARES      SHARE
                                           ------      ------         -----            ------         ------      -----
BASIC EARNINGS PER SHARE
  Income available to common
    stockholders                            $ 931       11,115         $0.08          $ 1,053         12,210     $ 0.09
                                            =====                      =====          =======                    ======

EFFECT OF DILUTIVE SECURITIES
  Stock options                                            657                                         1,545
                                                        ------                                        ------
DILUTED EARNINGS PER SHARE
  Income available to common
    stockholders                            $ 931       11,772         $0.08          $ 1,053         13,755     $ 0.08
                                            =====       ======         =====          =======         ======     ======

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



3.  OTHER INCOME, NET

    Other income, net consists of the following:

                                                   THREE MONTHS ENDED
                                             DECEMBER 31,         DECEMBER 31,
                                                 1996                 1997
                                                 ----                 ----
Interest income.................                $ 548                $  503
Foreign exchange loss...........                  (22)                 (106)
                                                -----                ------
                                                $ 526                $  397
                                                =====                ======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future revenue and expense levels and capital requirements, the Company's future product development and marketing plans, the Company's ability to generate cash from operations, and the Company's ability to attract and retain employees, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties, as more fully described under "Factors Affecting Future Performance." Actual results may differ materially from those described in the forward-looking statements.



RESULTS OF OPERATIONS

  Founded in 1981, Infinium Software develops, markets and supports enterprise-level business software applications for mid-sized organizations (typically companies with revenues of $50 million to $1 billion). The Company has two primary product lines. One product line, designed for AS/400 computers, automates the financial management, human resource management and materials management functions of organizations in a broad range of industries worldwide. The Company also offers a specialized AS/400 manufacturing system designed to manage process manufacturing operations. The Company's second product line, released during fiscal 1997, is designed for use by customers using Microsoft Windows NT servers. It is designed to automate the financial management operations of mid-sized organizations. Additional NT applications are under development and expected to be available during fiscal 1998.

  In January 1997, the Company acquired all of the outstanding capital stock of Time (Open Systems) Ltd. ("Time"), a UK-based privately held software concern which developed and marketed a suite of client/server financial application software products. Since the acquisition of Time, the Company continues to invest in the development of these software products for the Microsoft NT server platform. Following the introduction of the beta versions of these products in North America and international markets, the Company released for general availability Infinium Financials for Microsoft Windows NT servers in September 1997. These products, along with the Microsoft NT server-based Human Resources Management product currently under development by the Company, form the basis for the Company's expansion into the market for business applications designed for Windows NT servers.

  The Company's revenue is derived from two sources: software license fees and service revenue. Software license fees includes revenue from noncancelable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products distributed by the Company. Software license fee revenue is recognized upon shipment of the software and when all significant contractual obligations have been satisfied. The Company's service revenue is comprised of software maintenance fees and fees for consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement, which is typically one year. Consulting service revenue, which is not essential to the functionality of the software products, is recognized as the services are performed. Prior to the introduction of the Microsoft NT Server-based applications, all software applications were developed, marketed and operated predominately on the IBM AS/400 hardware platform. Accordingly, substantially all revenue recognized and associated costs to date was attributed with AS/400 platform transactions.

  The following table sets forth for the periods indicated the Company's condensed consolidated statement of income data expressed as a percentage of total revenue and the percentage of dollar increase period over period for the three months ended December 31, 1996 and 1997.

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                    % OF TOTAL           % OF $
                                                      REVENUE           INCREASE
                                                  1996       1997       96 TO 97
                                                  ----       ----       --------
Revenue:
  Software license fees ..................         29%         32%         45%
  Service revenue ........................         71          68          28
                                                  ---         ---
     Total revenue .......................        100         100          33
                                                  ---         ---
Operating costs and expenses:
  Cost of software license fees ..........          6           6          51
  Cost of services .......................         26          29          46
  Research and development ...............         20          17          11
  Sales and marketing ....................         34          34          31
  General and administrative .............          9          10          37
                                                  ---         ---
     Total operating costs and expenses..          95          96          33
                                                  ---         ---
Income from operations ...................          5           4          27
Other income, net ........................          3           2         (25)
                                                  ---         ---
Income before provision for income taxes..          8           6           8
Provision for income taxes ...............          3           2          (1)
                                                  ---         ---
Net income ...............................          5%          4%         13%
                                                   ===        ===


     In addition to traditional AS/400 expenditures, included in fiscal 1998 operating costs and expenses above are those expenditures incurred by the Company with respect to the development efforts of the Microsoft NT server products, as well as expenditures attributed to the hiring and training of personnel to market and service this new product offering.

QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996

REVENUE. Total revenue increased 33%, from $18.3 million for the quarter ended December 31, 1996 to $24.2 million for the quarter ended December 31, 1997. The increase was due to a greater market acceptance of the company's products resulting in increased software license fees. In addition, with each license agreement entered into, generally consulting services and maintenance are contracted resulting in an increase in service revenue as the contracted services are delivered.

  Revenue in North America (United States and Canada) increased 35%, from $16.6 million for the quarter ended December 31, 1996 to $22.3 million for the quarter ended December 31, 1997. This is representative of 91% of total revenue for the first quarter of fiscal year 1997 compared to 92% for the first quarter of fiscal year 1998. EMEA (Europe, Middle East and Africa) revenue grew 25%, from $1.4 million for the quarter ended December 31, 1996 to $1.7 million for the quarter ended December 31, 1997 predominately due to greater market penetration. Other international regions, including Asia-Pacific and Latin America, contributed 2% of total revenue for the first quarter of fiscal year 1997 compared to 1% for the first quarter of fiscal year 1998.

  Software license fee revenue increased 45%, from $5.3 million for the quarter ended December 31, 1996 to $7.7 million for the quarter ended December 31, 1997. The growth was due primarily to continued acceptance of the Company's Infinium client/server products. For the first quarter of fiscal year 1998, software license fee revenue derived from Windows NT products was $0.5 million. All other software license fee revenue was derived from IBM AS/400 hardware platform transactions.

  Service revenue increased 28%, from $12.9 million for the quarter ended December 31, 1996 to $16.5 million for the quarter ended December 31, 1997. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance and consulting services revenue. Also attributing to the increase in consulting services revenue was an increase in larger consulting service engagements, as well as increased service offerings including greater project management and custom programming demand.

  The table below summarizes the composition and growth in the Company's service revenue.

                                               THREE MONTHS ENDED DECEMBER 31,
                                             (IN THOUSANDS)         %  INCREASE
                                            1996         1997         96 TO 97
                                            ----         ----         --------
Maintenance fee revenue                   $ 8,154       $ 8,936          10%
Consulting services revenue                 4,792         7,580          58
                                          -------       -------
  Total service revenue                   $12,946       $16,516          28%
                                          =======       =======


  COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sales of third party products, amortization expense related to capitalized software development costs and the cost of product media, manuals and shipping. Cost of software license fees increased 51%, from $1.0 million for the quarter ended December 31, 1996 to $1.5 million for the quarter ended December 31, 1997. Cost of software license fees as a percentage of software license fee revenue increased from 19% for the quarter ended December 31, 1996 to 20% for the quarter ended December 31, 1997. The increase in the dollar amount and as a percentage of software license fees is attributed to an increase in royalties on third party product software sales and, to a lesser extent, an increase of amortization of capitalized software development costs.

  COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of Infinium Software products. Cost of services increased 46%, from $4.7 million for the quarter ended December 31, 1996 to $6.9 million for the quarter ended December 31, 1997. Cost of services as a percentage of service revenue increased from 37% for the quarter ended December 31, 1996 to 42% for the quarter ended December 31, 1997. The increase in the cost of services as a percentage of service revenue is attributed to the relative increase in the amount of consulting services versus maintenance at a lower gross margin. The increase in dollar amount of such costs resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, a continued growth in the customer base and an increase in payments to third party contractors.

  RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and third party contractor costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses increased 11% from $3.6 million for the quarter ended December 31, 1996 to $4.0 million for the quarter ended December 31, 1997. The increase in research and development expenses was due primarily to NT platform development initiatives during the period. In addition to traditional AS/400 platform development efforts, the Company continues to invest in the development of its Human Resources Management product line designed exclusively for the Microsoft NT server market. The Company also continues to invest in the enhancement of its Microsoft NT server financial management applications. In addition to $0.1 million of research funding, the Company capitalized $0.9 million of software development costs for the quarter ended December 31, 1996 compared to $1.0 million for the quarter ended December 31, 1997. There was no research funding offset during the quarter ended December 31, 1997.

  SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities, and computers and communications costs for direct sales offices. Sales and marketing expenses increased 31% from $6.3 million for the quarter ended December 31, 1996 to $8.3 million for the quarter ended December 31, 1997. The increase was attributable to increased staffing in the direct sales force and additional marketing activities in connection with the launch of the NT products, as well as an increase in commission expense associated with higher revenue. Sales and marketing expense as a percentage of total revenue was 34% for both the first quarter of fiscal year 1997 as well as the first quarter of fiscal year 1998.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, administrative, financial and legal personnel, as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses increased 37% from $1.7 million for the quarter ended December 31, 1996 to $2.3 million for the quarter ended December 31, 1997. General and administrative expenses as a percentage of total revenue increased from 9% for the first quarter of fiscal year 1997 to 10% for the first quarter of fiscal year 1998. The increase in dollar amount and as a percent of revenue related primarily to incremental costs associated with the Time acquisition.

  PROVISION FOR INCOME TAXES. The provision for federal, state and foreign income taxes was $0.5 million on an effective income tax rate of 35% for the quarter ended December 31, 1996 compared to $0.5 million on an effective income tax rate of 32% for the quarter ended December 31, 1997. The decrease in the effective income tax rate for the first quarter of fiscal year 1996 to the first quarter of fiscal year 1997 is primarily due to the implementation of income tax reduction strategies.


LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1997, the Company had cash, cash equivalents and marketable securities of $48.2 million. During the first quarter of fiscal year 1998, the Company used a net $0.1 million of cash, cash equivalents and marketable securities of which $1.6 million was generated from operating and financing activities while $1.7 million was used to fund software development and to purchase computers and equipment.

  The Company's accounts receivable balance, net of the allowance for doubtful accounts, was $18.9 million at December 31, 1997 compared to $18.9 million at September 30, 1997. Days sales outstanding ("DSO") was 70 days at December 31, 1997 compared to 64 days at September 30, 1997. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to next. The increase in DSO was primarily attributed to the increase in accounts receivable from software license and service transactions occurring near the end of the quarter in which initial cash receipts were received after the balance sheet date.

  Deferred revenue increased to $33.4 million at December 31, 1997 from $32.0 million at September 30, 1997. The increase in deferred revenue was primarily due to an increase in deferred maintenance revenue and consulting services revenue as a result of continued growth in the customer base and to an increased demand for consulting services.

  On February 9, 1998, the Company announced that it would be initiating a stock repurchase program of up to $6.0 million of common stock effective immediately. The Company expects to use the repurchased stock to meet requirements of its employee stock option and stock purchase plans. No minimum number or value of shares to be repurchased has been fixed nor has a time limit as to the duration of the program been established.

  The Company is currently contemplating expanding its offering of complimentary products and technology via third party software relationships and/or acquisition. Consummation of such agreements may result in the use of cash, cash equivalents and marketable securities for prepaid royalties, development funding, and acquisition. In addition, although there are no current agreements or negotiations with respect to additional material acquisitions of complementary businesses, such transactions could, if they were to occur, require additional sources of financing.

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

  The business applications software market is characterized by rapid technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend in part on its ability to enhance products and services and to develop and introduce new products and services to meet changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and enhancements, or that any new products and product enhancements it may introduce will achieve market acceptance. In addition, there can be no assurance that the Company will not encounter product development delays in the future or that, despite testing by the Company, errors will not be found in new products or product enhancements after commencement of commercial shipments, resulting in loss of market share, delay in market acceptance, or warranty claims which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

  Dated:  February 13, 1998

                                                     INFINIUM SOFTWARE, INC.
                                                     by:


                                                     /s/ DANIEL J. KOSSMANN
                                                     --------------------------
                                                     Daniel J. Kossmann
                                                     Chief Financial Officer

                             INFINIUM SOFTWARE, INC.

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER                                     DESCRIPTION                                        PAGE
   ------                                     -----------                                        ----
     27                                 Financial Data Schedule                                   18