Form 10-Q
period 1998-03-31
INFINIUM SOFTWARE INC
filed 1998-05-14
CIK 1002044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


                       ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares outstanding of the registrant's Common Stock on March 31, 1998 was 12,498,754.



================================================================================

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION
  ITEM 1.  Financial Statements
             Condensed Consolidated Balance Sheet
                at September 30, 1997 and March 31, 1998....................  3

             Condensed Consolidated Statement of Operations
                for the three and six months ended
                March 31, 1997 and 1998.....................................  4

             Condensed Consolidated Statement of Cash Flows for
                the six months ended March 31, 1997 and 1998................  5

             Notes to Condensed Consolidated Financial Statements...........  6

  ITEM 2.  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations..................................................  8

PART II - OTHER INFORMATION

  ITEMS 1. - 5    Not applicable

  ITEM 6.       Exhibits and Reports on Form 8-K ........................... 16

SIGNATURES.................................................................. 17

EXHIBIT INDEX............................................................... 18

EXHIBITS.................................................................... 19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             INFINIUM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       SEPTEMBER 30,  MARCH 31,
                                                                           1997          1998
                                                                       ------------   ---------
                                                                                     (UNAUDITED)
                                    ASSETS
Current assets:
  Cash, cash equivalents and marketable securities ...................   $48,319       $52,750
  Accounts receivable, less allowance for doubtful
    accounts of $1,569 and $1,456 at September 30, 1997
    and March 31, 1998, respectively .................................    18,930        18,644
  Deferred income taxes ..............................................     1,167         1,154
  Prepaid expenses and other current assets ..........................     4,946         5,801
                                                                         -------       -------
          Total current assets .......................................    73,362        78,349
Property and equipment, net ..........................................     6,901         6,825
Capitalized software development costs, net ..........................     6,767         7,268
Goodwill and other intangible assets, net ............................     1,835         1,579
Deferred income taxes ................................................       471           439
Other assets .........................................................     1,971         2,286
                                                                         -------       -------
          Total assets ...............................................   $91,307       $96,746
                                                                         =======       =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................   $ 5,221       $ 5,183
  Accrued expenses ...................................................     9,763         9,662
  Income taxes payable ...............................................     2,394         2,554
  Deferred revenue ...................................................    31,990        33,350
                                                                         -------       -------
          Total current liabilities ..................................    49,368        50,749
                                                                         -------       -------
  Common stock, $.01 par value; authorized 40,000 shares,
    issued and outstanding 12,162 and 12,499 shares at
    September 30, 1997 and March 31, 1998, respectively ..............       122           125
  Additional paid-in capital .........................................    33,325        35,414
  Retained earnings ..................................................     8,502        10,940
  Cumulative translation adjustment ..................................       (10)          (82)
                                                                         -------       -------
                                                                          41,939        46,397
  Less: treasury stock at cost, none and 25,000 shares at
    September 30, 1997 and March 31, 1998, respectively ..............        --          (400)
                                                                         -------       -------
          Total stockholders' equity .................................    41,939        45,997
                                                                         -------       -------
          Total liabilities and stockholders' equity .................   $91,307       $96,746
                                                                         =======       =======




The accompanying notes are an integral part of the condensed consolidated financial statements.

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  ---------------------      ----------------------
                                                  MARCH 31,    MARCH 31,     MARCH 31,     MARCH 31,
                                                    1997         1998         1997          1998
                                                  -------       -------      -------       --------

Revenue:
  Software license fees .......................   $ 5,659       $ 8,878      $10,993       $16,596
  Service revenue .............................    14,151        17,240       27,097        33,756
                                                  -------       -------      -------       -------
       Total revenue ..........................    19,810        26,118       38,090        50,352
                                                  -------       -------      -------       -------
Operating costs and expenses:
  Cost of software license fees ...............     1,013         1,487        2,039         3,036
  Cost of services ............................     5,455         7,879       10,177        14,795
  Research and development ....................     4,035         4,484        7,670         8,510
  Sales and marketing .........................     6,820         8,559       13,108        16,814
  General and administrative ..................     1,848         2,121        3,551         4,457
  Write-off of in-process research and
     Development acquired .....................     6,846            --        6,846            --
                                                  -------       -------      -------       -------
       Total operating costs and expenses .....    26,017        24,530       43,391        47,612
                                                  -------       -------      -------       -------
Income (loss) from operations .................    (6,207)        1,588       (5,301)        2,740
Other income, net .............................       469           448          995           845
                                                  -------       -------      -------       -------
Income (loss) before provision (benefit)
  for income taxes ............................    (5,738)        2,036       (4,306)        3,585
Provision (benefit) for income taxes ..........    (2,007)          651       (1,506)        1,147
                                                  -------       -------      -------       -------
Net income (loss) .............................   $(3,731)      $ 1,385      $(2,800)      $ 2,438
                                                  =======       =======      =======       =======

Basic earnings (loss) per share ...............   $ (0.31)      $  0.11      $ (0.24)      $  0.20
                                                  =======       =======      =======       =======
Diluted earnings (loss) per share .............   $ (0.31)      $  0.10      $ (0.24)      $  0.18
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

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                 ----------------------
                                                                                 MARCH 31,     MARCH 31,
                                                                                  1997          1998
                                                                                 -------       --------

Cash flows from operating activities:
  Net income (loss) ...........................................................  $(2,800)      $ 2,438
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization ............................................    2,832         3,203
     Allowance for doubtful accounts ..........................................      210           458
     Deferred income taxes ....................................................   (1,759)           45
     Write-off of in-process research and development acquired ................    6,846            --
     Changes in operating assets and liabilities, net of effects from the acquisition of Time (Open Systems) Limited for 1997:
         Accounts receivable ..................................................   (2,679)          (94)
         Prepaid expenses and other current assets ............................     (640)         (829)
         Other assets .........................................................     (100)         (328)
         Accounts payable .....................................................     (999)          (54)
         Accrued expenses .....................................................      (98)          (99)
         Income taxes payable .................................................      299           485
         Deferred revenue .....................................................      811         1,284
                                                                                 -------       -------
           Net cash provided by operating activities ..........................    1,923         6,509
                                                                                 -------       -------
Cash flows from investing activities:
  Purchase of property and equipment ..........................................   (1,164)       (1,457)
  Capitalization of software development costs ................................   (1,725)       (1,907)
  Acquisition of Time (Open Systems) Limited ..................................   (3,443)           --
          Net cash used for investing activities ..............................   (6,332)       (3,364)
                                                                                 -------       -------
Cash flows from financing activities:
  Proceeds from exercise of stock options and employee stock
    purchase plan .............................................................      451         1,783
  Purchase of treasury stock ..................................................       --          (400)
                                                                                 -------       -------
          Net cash provided by financing activities ...........................      451         1,383
                                                                                 -------       -------
Effect of foreign exchange rate changes on cash ...............................        1           (97)
                                                                                 -------       -------
Net increase (decrease) in cash, cash equivalents and marketable
  securities ..................................................................   (3,957)        4,431
Cash, cash equivalents and marketable securities, beginning of period .........   43,337        48,319
                                                                                 -------       -------
Cash, cash equivalents and marketable securities, end of period ...............  $39,380       $52,750
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

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

     The information at March 31, 1997 and 1998 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of operating results for the full fiscal year.


2. STOCK REPURCHASE PROGRAM

    In February 1998, the Company announced that it would be initiating a stock repurchase program of up to $6,000 of common stock effective immediately. No minimum number or value of shares to be repurchased has been fixed nor has a time limit as to the duration of the program been established. The Company repurchased 25 shares at a cost of $400 during the quarter ended March 31, 1998. No shares were repurchased in fiscal year 1997. The Company expects to use the repurchased stock to meet requirements of its employee stock option and stock purchase plans.


3.  NET INCOME PER SHARE

    In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This Statement, which the Company adopted with the quarter ended December 31, 1997, establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 requires restatement of all previously reported earnings per share data that are presented.

    Basic earnings per share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are included in the diluted earnings per share calculation when dilutive. Common share equivalents consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method.

    For the three and six months ended March 31, 1997, potential common stock of 555 and 606, respectively, of common shares issuable upon the exercise of stock options are antidilutive as a result of the net loss for the periods, and have been excluded from the respective diluted earnings per share computations.

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



3.  NET INCOME PER SHARE, CONTINUED

     The computation of basic and diluted earnings per share for the three and six months ended March 31, 1997 and 1998 is as follows:



                                                       THREE MONTHS ENDED
                                 ---------------------------------------------------------------
                                        MARCH 31, 1997                      MARCH 31, 1998
                                 ----------------------------         --------------------------
                                 INCOME                 PER           INCOME                PER
                                 (LOSS)     SHARES      SHARE         (LOSS)    SHARES     SHARE
                                 ------     ------      -----         ------    ------     -----

BASIC EARNINGS PER SHARE
  Income (loss) available to
    common stockholders         $(3,731)    11,901     $(0.31)        $1,385    12,363     $0.11
                                =======                ======         ======               =====
EFFECT OF DILUTIVE SECURITIES
  Stock options                                n/a                               1,508
                                            ------                              ------
DILUTED EARNINGS PER SHARE
  Income (loss) available to
    common stockholders         $(3,731)    11,901     $(0.31)        $1,385    13,871     $0.10
                                =======     ======     ======         ======    ======     =====



                                                         SIX  MONTHS ENDED
                                 ---------------------------------------------------------------
                                        MARCH 31, 1997                      MARCH 31, 1998
                                 ----------------------------         --------------------------
                                 INCOME                 PER           INCOME                PER
                                 (LOSS)     SHARES      SHARE         (LOSS)    SHARES     SHARE
                                 ------     ------      -----         ------    ------     -----

BASIC EARNINGS PER SHARE
  Income (loss) available to
    common stockholders         $(2,800)    11,508     $(0.24)        $2,438    12,287     $0.20
                                =======                ======         ======               =====
Income available to common
EFFECT OF DILUTIVE SECURITIES
  Stock options                                n/a                               1,526
                                            ------                              ------
DILUTED EARNINGS PER SHARE
  Income (loss) available to
    common stockholders         $(2,800)    11,508     $(0.24)        $2,438    13,813     $0.18
                                =======     ======     ======         ======    ======     =====



4.  OTHER INCOME, NET

    Other income, net consists of the following:

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    -------------------     -------------------
                                                    MARCH 31,  MARCH 31,    MARCH 31,  MARCH 31,
                                                     1997        1998         1997       1998
                                                    -------    --------     --------   --------

               Interest income.................      $490        $480        $1,038      $ 983
               Foreign exchange loss...........       (21)        (32)          (43)      (138)
                                                     ----        ----        ------      -----
                                                     $469        $448        $  995      $ 845
                                                     ====        ====        ======      =====


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

RESULTS OF OPERATIONS

    Founded in 1981, Infinium Software develops, markets and supports enterprise-level business software applications for mid-sized organizations (typically companies with revenues of $50 million to $1 billion). The Company has two primary product lines. One product line, designed for AS/400 computers, automates the financial management, human resource management and materials management functions of organizations in a broad range of industries worldwide. The Company also offers a specialized AS/400 manufacturing system designed to manage process-manufacturing operations. The Company's second product line, released during fiscal year 1997, is designed for use by customers using Microsoft Windows NT servers. It is designed to automate the financial management operations of mid-sized organizations. Additional NT applications are under development and expected to be available during fiscal year 1998.

    In January 1997, the Company acquired all of the outstanding capital stock of Time (Open Systems) Ltd. ("Time"), a UK-based privately held software concern which developed and marketed a suite of client/server financial management application software products. Since the acquisition of Time, the Company continues to invest in the development of these software products for the Microsoft NT server platform. The Company released Infinium Financials for Microsoft Windows NT servers for general availability in September 1997.

    The Company has currently under development a Microsoft NT server-based Human Resources Management product. Infinium Human Resources for Microsoft Windows NT servers is in customer test and is expected for general availability in the third fiscal quarter. Also, the Company has entered into a strategic alliance with Cambridge Technologies Partners to develop a new suite of materials management applications for the Company which will complement existing financial and human resource management applications for the Microsoft Windows NT environment. These products form the basis for the Company's expansion into the market for business applications designed for Windows NT servers.

    The Company's revenue is derived from two sources: software license fees and service revenue. Software license fees includes revenue from noncancelable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products distributed by the Company. Software license fee revenue is recognized upon shipment of the software and when all significant contractual obligations have been satisfied. The Company's service revenue is comprised of software maintenance fees and fees for consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement, which is typically one year. Consulting service revenue, which is not essential to the functionality of the software products, is recognized as the services are performed. Prior to the introduction of the Microsoft NT Server-based applications, all software applications were developed, marketed and operated predominately on the IBM AS/400 hardware platform. Accordingly, substantially all revenue recognized and associated costs during that period were attributed with AS/400 platform transactions.

    The following table sets forth for the periods indicated the Company's condensed consolidated statement of income data expressed as a percentage of total revenue and the percentage of dollar increase period over period for the three and six months ended March 31, 1997 and 1998.

                                          THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                          ----------------------------    --------------------------
                                              % OF TOTAL      % OF $       % OF TOTAL       % OF $
                                               REVENUE       INCREASE        REVENUE       INCREASE
                                          ----------------    --------    --------------    --------
                                          1997        1998    97 TO 98    1997      1998    97 TO 98
                                          ----        ----    --------    ----      ----    --------

Revenue:
  Software license fees .................   29%        34%       57%        29%       33%      51%
  Service revenue .......................   71         66        22         71        67       25
                                           ---        ---                  ---       ---
     Total revenue ......................  100        100        32        100       100       32
                                           ---        ---                  ---       ---
Operating costs and expenses:
  Cost of software license fees .........    5          6        47          5         6       49

  Cost of services ......................   28         30        44         27        29       45
  Research and development ..............   20         17        11         20        17       11
  Sales and marketing ...................   34         33        25         34        33       28
  General and administrative ............    9          8        15          9         9       26
  Write-off of in-process research
    and development acquired ............   35         --        --         18        --       --
                                           ---        ---                  ---       ---
     Total operating costs and
        expenses ........................  131         94        -6        114        95       10
                                           ---        ---                  ---       ---

Income (loss) from operations ...........  (31)         6        --        (14)        5       --
                                           ---        ---                  ---       ---

Other income, net .......................    2          2        -4          3         2      -15
                                           ---        ---                  ---       ---
Income (loss) before provision
  (benefit) for income taxes ............  (29)         8        --        (11)        7       --

Provision (benefit) for income taxes ....  (10)         2        --         (4)        2       --
                                           ---        ---                  ---       ---
Net income  (loss) ......................  (19)%        6%       --         (7)%       5%      --
                                           ===        ===                  ===       ===



     Included in operating costs and expenses above is a one-time charge of $6.8 million for the three and six months ended March 31, 1997 as a result of the write-off of in-process research and development acquired in connection with the acquisition of Time (Open Systems) Ltd. On a pro forma basis, exclusive of this one-time charge, operating costs and expenses would have been reported as $19.2 million and $36.5 million for the three and six months ended March 31, 1997, respectively, resulting in a 28% and 30% increase for the current fiscal years results over the same periods a year previous, respectively. Income from operations, on a pro forma basis, would have been reported as $0.6 million and $1.5 million for the three and six months ended March 31, 1997, respectively, resulting in a 149% and 77% increase for the current fiscal years results over the same periods a year previous, respectively. Net income, on a pro forma basis, would have been reported as $0.7 million and $1.7 million for the three and six months ended March 31, 1997, respectively, resulting in an increase of 92% and 48% for the current fiscal years results over the same periods a year previous, respectively. Also on a pro forma basis, diluted earnings per share would have been reported as $0.06 and $0.14 for the three and six months ended March 31, 1997, respectively, resulting in a 67% and 29% increase for the current fiscal years results over the same periods a year previous, respectively.

     In addition to traditional AS/400 expenditures, included in fiscal 1998 operating costs and expenses above are those expenditures incurred by the Company with respect to the development efforts of the Microsoft NT server products, as well as expenditures attributed to the hiring and training of personnel to market and service this new product offering.

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

REVENUE. Total revenue increased 32%, from $19.8 million for the quarter ended March 31, 1997 to $26.1 million for the quarter ended March 31, 1998. The increase was due to a greater market acceptance of the company's products resulting in increased software license fees. The Company further attributes this growth to the increased demand of businesses requiring application software solutions for the year 2000 issues which the Company offers. In addition, with each license agreement entered into, generally consulting services and maintenance are contracted resulting in an increase in service revenue as the contracted services are delivered.

    Revenue in North America (United States and Canada) increased 33%, from $17.8 million for the quarter ended March 31, 1997 to $23.7 million for the quarter ended March 31, 1998. This is representative of 89% of total revenue for both the second quarter of fiscal year 1997 and fiscal year 1998. EMEA (Europe, Middle East and Africa) revenue grew 35%, from $1.7 million for the quarter ended March 31, 1997 to $2.3 million for the quarter ended March 31, 1998 due to greater market penetration. Other international regions, including Asia-Pacific and Latin America, contributed 2% of total revenue for the second quarter of fiscal year 1997 compared to 1% for the second quarter of fiscal year 1998. Revenue derived from the IBM AS/400 platform represented 96% of total revenue while revenue derived from the Windows NT platform represented 4% for the second quarter ended March 31, 1998.

    Software license fee revenue increased 57%, from $5.7 million for the quarter ended March 31, 1997 to $8.9 million for the quarter ended March 31, 1998. The growth was due primarily to continued acceptance of the Company's products enhanced by increased demand of businesses requiring application software solutions that will be functionally operative with the year 2000. For the second quarter of fiscal year 1998, software license fee revenue derived from Windows NT products was $0.5 million. All other software license fee revenue was derived from IBM AS/400 hardware platform transactions.

    Service revenue increased 22%, from $14.2 million for the quarter ended March 31, 1997 to $17.2 million for the quarter ended March 31, 1997. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance and consulting services revenue. Also contributing to the increase in consulting services revenue was an increase in larger consulting service engagements as well as increased service offerings.

    The table below summarizes the composition and growth in the Company's service revenue.

                                                 THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------
                                               (in thousands)       % INCREASE
                                               1997       1998       97 TO 98
                                             -------    -------     ----------
       Maintenance fee revenue               $ 8,378    $ 9,329         11%
       Consulting services revenue             5,773      7,911         37
                                             -------    -------
         Total service revenue               $14,151    $17,240         22%
                                             =======    =======


    COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sales of third party products, amortization expense related to capitalized software development costs and the cost of product media, manuals and shipping. Cost of software license fees increased 47%, from $1.0 million for the quarter ended March 31, 1997 to $1.5 million for the quarter ended March 31, 1998. Cost of software license fees as a percentage of software license fee revenue decreased from 18% for the quarter ended March 31, 1997 to 17% for the quarter ended March 31, 1998. The increase in the dollar amount is attributed to an increase in royalties of third party product software sales offset in part by a decrease in amortization of capitalized software development costs.

    COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of Infinium Software products. Cost of services increased 44%, from $5.5 million for the quarter ended March 31, 1997 to $7.9 million for the quarter ended March 31, 1998. Cost of services as a percentage of service revenue increased from 39% for the quarter ended March 31, 1997 to 46% for the quarter ended March 31, 1998. The increase in the cost of services as a percentage of service revenue is attributed to the relative increase in the amount of consulting services versus maintenance at a lower gross margin. The increase in dollar amount of such costs resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, a continued growth in the customer base and an increase in third party contractors.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and third party contractor costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses increased 11% from $4.0 million for the quarter ended March 31, 1997 to $4.5 million for the quarter ended March 31, 1998. The increase in research and development expenses was due primarily to NT platform development initiatives during the period. In addition to traditional AS/400 platform development efforts, the Company continues to invest in the development of its human resource management product line designed exclusively for the Microsoft NT server market. The Company also continues to invest in the enhancement of its Microsoft NT server financial management applications. The Company capitalized $0.8 million of software development costs and offset research and development costs $0.1million due to research funding for the quarter ended March 31, 1997 compared to $0.9 million of capitalized software development costs and $30,000 of research funding for the quarter ended March 31, 1998.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities, and computers and communications costs for direct sales offices. Sales and marketing expenses increased 25% from $6.8 million for the quarter ended March 31, 1997 to $8.6 million for the quarter ended March 31, 1998. The increase was attributable to increased staffing in the direct sales force and additional marketing activities in connection with the launch of the NT products, as well as an increase in commission expense associated with higher revenue. Sales and marketing expense as a percentage of total revenue was 34% and 33% for the second quarter of fiscal year 1997 and fiscal year 1998, respectively.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, administrative, financial and legal personnel, as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses increased 15% from $1.8 million for the quarter ended March 31, 1997 to $2.1 million for the quarter ended March 31, 1998. General and administrative expense as a percentage of total revenue were 9% and 8% for the second quarter of fiscal year 1997 and fiscal year 1998, respectively. The increase in dollar amount was primarily due to incremental costs associated with the Time acquisition.

    WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED. As a result of the acquisition of Time (Open System) Ltd. in January 1997, the Company recorded a one-time charge to operations of $6.8 million for the write-off of in-process research and development acquired in the second quarter of fiscal year 1997.

    PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for federal, state and foreign income taxes was ($2.0) million on an effective income tax rate of 35% for the quarter ended March 31, 1997 compared to $0.7 million on an effective income tax rate of 32% for the quarter ended March 31, 1998. The decrease in the effective income tax rate for the second quarter of fiscal year 1997 to the second quarter of fiscal year 1998 is primarily due to the implementation of worldwide income tax reduction strategies.


SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

    REVENUE. Total revenue increased 32%, from $38.1 million for the six months ended March 31, 1997 to $50.4 million for the six months ended March 31, 1998. Software license fee revenue increased 51%, from $11.0 million for the six months ended March 31, 1997 to $16.6 million for the six months ended March 31, 1998. The software license fee growth reflects a continued market acceptance of the products and increased demand of businesses requiring application software solutions for the year 2000 issues. Service revenue increased 25%, from $27.1 million for the six months ended March 31, 1997 to $33.8 million for the six months ended March 31, 1998. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance revenue and consulting service revenue.

    The following table sets forth a comparative breakout of the components of service revenue.

                                                  SIX MONTHS ENDED MARCH 31,
                                               --------------------------------
                                               (IN THOUSANDS)           % OF $
                                                                       INCREASE
                                                 1997       1998       97 TO 98
                                               ------     -------      --------

        Maintenance fee revenue                $16,532    $18,265         10%
        Consulting services revenue             10,565     15,491         47
                                               -------    -------
          Total service revenue                $27,097    $33,756         25%
                                               =======    =======


     COST OF SOFTWARE LICENSE FEES. Cost of software license fees increased 49%, from $2.0 million for the six months ended March 31, 1997 to $3.0 million for the six months ended March 31, 1998. Cost of software license fees as a percentage of software license fee revenue decreased from 19% for the six months ended March 31, 1997 to 18% for the six months ended March 31, 1998.

     COST OF SERVICES. Cost of services increased 45%, from $10.2 million for the six months ended March 31, 1997 to $14.8 million for the six months ended March 31, 1998. Cost of services as a percentage of service revenue increased from 38% for the six months ended March 31, 1997 to 44% for the six months ended March 31, 1998. The increase in both the dollar and as a percentage of service revenue resulted primarily from an increase in the use of third party consultants for delivery of consulting services into the customer base in response to continued growth and to the continued demand for consulting services.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 11%, from $7.7 million for the six months ended March 31, 1997 to $8.5 million for the six months ended March 31, 1998. The increase in research and development expense was due primarily to increased NT platform development initiatives during the current fiscal year. Capitalized software development costs and research funding totaled $1.9 million for each of the six months ended March 31, 1997 and 1998.

     SALES AND MARKETING. Sales and marketing expenses increased 28%, from $13.1 million for the six months ended March 31, 1997 to $16.8 million for the six months ended March 31, 1998. The increase was attributable to increased staffing in the direct sales force and additional marketing activities in connection with the launch of the NT products, as well as an increase in commission expense associated with higher revenue. Sales and marketing expense as a percentage of total revenue were 34% and 33% for the first six months of fiscal year 1997 and fiscal year 1998, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 26%, from $3.6 million for the six months ended March 31, 1997 to $4.5 million for the six months ended March 31, 1998. The increase in dollar amount and as a percent of revenue related primarily to incremental costs associated with the Time acquisition. General and administrative expenses as a percentage of total revenue were 9% for each of the six months ended March 31, 1997 and 1998.

     WRITE-OFF OF RESEARCH AND DEVELOPMENT ACQUIRED. As a result of the acquisition of Time (Open System) Ltd. in January 1997, the Company recorded a one-time charge to operations of $6.8 million for the write-off of in-process research and development acquired in the second quarter of fiscal year 1997.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for federal, state and foreign income taxes was ($1.5) million and $1.1 million for the six months ended March 31, 1997 and March 31, 1998, respectively. The effective tax rates were 35% for the six months ended March 31, 1997 and 32.0% for the six months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had cash, cash equivalents and marketable securities of $52.8 million. During the first six months of fiscal year 1998, the Company generated $4.4 million of cash, cash equivalents and marketable securities of which $7.9 million was provided by operating and financing activities while $1.9 million was used to fund software development and $1.5 million to purchase computers and equipment. The Company also used $0.4 million to repurchase common shares under a stock repurchase program.

    Days sales outstanding ("DSO") remained constant at 64 days at September 30, 1997 and March 31, 1998. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next.

    Deferred revenue increased $1.4 million, from $32.0 million at September 30, 1997 to $33.4 million at March 31, 1998. The increase in deferred revenue was primarily due to an increase in deferred maintenance revenue as a result of continued growth in the customer base. Deferred software license fees and consulting services remained relatively consistent at March 31, 1998 compared to September 30, 1997.

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

    The Company is currently contemplating expanding its offering of complementary products and technology via third party software relationships and/or acquisition. In March 1998, the Company announced a strategic partnership with Cambridge Technologies Partners to develop a new suite of materials management applications for the Company which will complement existing financial and human resources management applications for the Microsoft Windows NT environment. Consummation of such agreements may result in the use of cash, cash equivalents and marketable securities for prepaid royalties, development funding, and acquisition. In addition, although there are no current agreements with respect to additional material acquisitions of complementary businesses, such transactions could, if they were to occur, require additional sources of financing.

    The Company believes that cash, cash equivalents and marketable securities on hand and cash flows from operations will be sufficient to fund its operations at least through fiscal 1998. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing.

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

    Although the Company has recently introduced and is continuing to develop software applications to operate on the Microsoft Windows NT operating system as well as to operate over the Internet and within corporate intranets, there can be no assurance that the Company will be successful in marketing and developing these new products. The Company's development and implementation of versions of its business software applications to run on Microsoft Windows NT servers involves more intense competition from a larger number of competitors. There can be no assurance that the Company will be successful in developing additional products for NT and marketing these products or will be able to compete successfully against current or future competitors.

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

                           PART II - OTHER INFORMATION


    Items 1 - 5.   Not applicable


    Item 6.  Exhibits and Reports on Form 8-K
             (a)    Exhibits
                    Exhibit 27 Financial Data Schedule.


             (b)    Reports on Form 8-K

                    On March 5, 1998, the Company filed a Current Report on Form 8-K, Item 5, reporting the Company's adoption of a stock repurchase program of up to $6,000,000 of its common stock, in open market transactions, subject to market conditions and other factors, on the Nasdaq National Market or in negotiated transactions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Infinium Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: May 14, 1998

                                           INFINIUM SOFTWARE, INC.
                                           by:


                                           /s/ DANIEL J. KOSSMANN
                                           ------------------------------------
                                           Daniel J. Kossmann
                                           Chief Financial Officer

                             INFINIUM SOFTWARE, INC.


                                  EXHIBIT INDEX



EXHIBIT
NUMBER                        DESCRIPTION                                  PAGE
------                        -----------                                  ----

  27                    Financial Data Schedule                             18