Form 10-Q
period 1998-06-30
INFINIUM SOFTWARE INC
filed 1998-08-14
CIK 1002044

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

The number of shares outstanding of the registrant's Common Stock on June 30, 1998 was 12,511,371.

-------------------------------------------------------------------------------

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                                                         PAGE

PART I - FINANCIAL INFORMATION
  ITEM 1.  Financial Statements

               Condensed Consolidated Balance Sheet at September 30, 1997 and
                June 30, 1998.........................................................................    3

               Condensed Consolidated Statement of Operations for the three and nine
                months ended June 30, 1997 and 1998...................................................    4

               Condensed Consolidated Statement of Cash Flows for the nine months
                ended June 30, 1997 and 1998..........................................................    5

               Notes to Condensed Consolidated Financial Statements...................................    6

  ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................................................   10

PART II - OTHER INFORMATION

  ITEMS 1.-5.  Not applicable

  ITEM 6.      Exhibits and Reports on Form 8-K.......................................................   19
               ..............................

SIGNATURES............................................................................................   20

EXHIBIT INDEX.........................................................................................   21

EXHIBITS..............................................................................................   22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            SEPTEMBER 30,     JUNE 30,
                                                                                1997            1998
                                                                                ----            ----
                                                                                            (UNAUDITED)

                                     ASSETS

Current assets:
  Cash, cash equivalents and marketable securities ..................       $ 48,319        $ 43,638
  Accounts receivable, less allowance for doubtful accounts of $1,569
    and $1,415 at September 30, 1997 and June 30, 1998, respectively          18,930          23,827
  Deferred income taxes .............................................          1,167           1,154
  Prepaid expenses and other current assets .........................          4,946           6,769
                                                                            --------        --------
          Total current assets ......................................         73,362          75,388
Property and equipment, net .........................................          6,901           7,240
Capitalized software, net ...........................................          6,962           8,914
Goodwill and other intangible assets, net ...........................          1,640           2,363
Deferred income taxes ...............................................            471             439
Other assets ........................................................          1,971           3,102
                                                                            --------        --------
          Total assets ..............................................       $ 91,307        $ 97,446
                                                                            ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................       $  5,221        $  7,244
  Accrued expenses ..................................................          9,763          15,530
  Income taxes payable ..............................................          2,394              --
  Deferred revenue ..................................................         31,990          34,235
                                                                            --------        --------
          Total current liabilities .................................         49,368          57,009
                                                                            --------        --------

  Common stock, $.01 par value; authorized 40,000 shares, issued and outstanding 12,162 and 12,596 shares at September 30, 1997 and
    June 30, 1998, respectively .....................................            122             126
  Additional paid-in capital ........................................         33,325          35,947
  Retained earnings .................................................          8,502           5,967
  Cumulative translation adjustment .................................            (10)           (186)
                                                                            --------        --------
                                                                              41,939          41,854
  Less: treasury stock at cost, none and 85 shares at September 30,
    1997 and June 30, 1998, respectively ............................             --          (1,417)
                                                                            --------        --------
          Total stockholders' equity ................................         41,939          40,437
                                                                            --------        --------
          Total liabilities and stockholders' equity ................       $ 91,307        $ 97,446
                                                                            ========        ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   -----------------------        ------------------------
                                                   JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,
                                                     1997          1998             1997           1998
                                                     ----          ----             ----           ----

Revenue:
  Software license fees ....................       $ 7,508       $ 11,409        $ 18,501        $ 28,005
  Service revenue ..........................        14,686         19,062          41,783          52,818
                                                   -------       --------        --------        --------
          Total revenue ....................        22,194         30,471          60,284          80,823
                                                   -------       --------        --------        --------
Operating costs and expenses:
  Cost of software license fees ............         1,396          2,014           3,435           5,050
  Cost of services .........................         5,864          8,144          16,041          22,939
  Research and development .................         4,748          5,302          12,418          13,812
  Sales and marketing ......................         7,961          9,582          21,069          26,396
  General and administrative ...............         1,741          2,019           5,292           6,476
  Write-off of in-process research and

     development acquired ..................            --          7,796           6,846           7,796
  Write-off of acquired technology .........            --          3,400              --           3,400
                                                   -------       --------        --------        --------
          Total operating costs and expenses        21,710         38,257          65,101          85,869
                                                   -------       --------        --------        --------
Income (loss) from operations ..............           484         (7,786)         (4,817)         (5,046)
Other income, net ..........................           529            472           1,524           1,317
                                                   -------       --------        --------        --------
Income (loss) before provision (benefit)

  for income taxes .........................         1,013         (7,314)         (3,293)         (3,729)
Provision (benefit) for income taxes .......           355         (2,341)         (1,151)         (1,194)
                                                   -------       --------        --------        --------
Net income (loss) ..........................       $   658       $ (4,973)       $ (2,142)       $ (2,535)
                                                   =======       ========        ========        ========

Basic earnings (loss) per share ............       $  0.05       $  (0.40)       $  (0.18)       $  (0.21)
                                                   =======       ========        ========        ========
Diluted earnings (loss) per share ..........       $  0.05       $  (0.40)       $  (0.18)       $  (0.21)
                                                   =======       ========        ========        ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                     ------------------------
                                                                                     JUNE 30,        JUNE 30,
                                                                                       1997            1998
                                                                                       ----            ----
Cash flows from operating activities:
  Net loss ..................................................................       $ (2,142)       $ (2,535)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
     Depreciation and amortization ..........................................          4,345           4,995
     Allowance for doubtful accounts ........................................            229             514
     Deferred income taxes ..................................................         (1,759)             45
     Write-off of in-process research and development acquired ..............          6,846           7,796
     Changes in operating assets and liabilities, net of effects from the corporate acquisitions of Time (Open Systems) Limited in 1997 and Cort
       Directions, Inc. in 1998:
         Accounts receivable ................................................         (7,244)         (5,158)
         Prepaid expenses and other current assets ..........................           (760)         (1,795)
         Other assets .......................................................           (136)           (322)
         Accounts payable ...................................................           (146)          1,936
         Accrued expenses ...................................................          1,271           2,557
         Income taxes payable ...............................................            633          (2,047)
         Deferred revenue ...................................................          2,340           1,716
                                                                                    --------        --------
           Net cash provided by operating activities ........................          3,477           7,702
                                                                                    --------        --------
Cash flows from investing activities:
  Purchase of property and equipment ........................................         (2,157)         (2,532)
  Capitalized software ......................................................         (2,713)         (3,808)
  Corporate acquisitions, net of cash acquired ..............................         (3,443)         (5,971)
   Investment in unaffiliated entities ......................................             --            (850)
                                                                                    --------        --------
          Net cash used in investing activities .............................         (8,313)        (13,161)
                                                                                    --------        --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and employee stock
    purchase plan ...........................................................            621           2,297
  Purchase of treasury stock ................................................             --          (1,417)
                                                                                    --------        --------
          Net cash provided by financing activities .........................            621             880
                                                                                    --------        --------
Effect of foreign exchange rate changes on cash .............................             17            (102)
                                                                                    --------        --------
Net decrease in cash, cash equivalents and marketable securities ............         (4,198)         (4,681)
Cash, cash equivalents and marketable securities, beginning of period .......         43,337          48,319
                                                                                    --------        --------
Cash, cash equivalents and marketable securities, end of period .............       $ 39,139        $ 43,638
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

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

     The information at June 30, 1997 and 1998 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of operating results for the full fiscal year. Certain amounts in the condensed consolidated balance sheet have been reclassed to conform with the current period's presentation.

2.     FOREIGN CURRENCY TRANSLATION

     The Company changed the functional currency of the Canadian branch to that of the local currency effective April 1, 1998. Accordingly, assets and liabilities are translated at current exchange rates. Income and expense items are translated using average rates during the year. Translation adjustments are not included in determining consolidated net income but rather are accumulated and reported as a separate component of stockholders' equity.

3.    STOCK REPURCHASE PROGRAM

     In February 1998, the Company announced that it would be initiating a stock repurchase program of up to $6,000 of common stock effective immediately. No minimum number or value of shares to be repurchased has been fixed nor has a time limit as to the duration of the program been established. The Company repurchased 25 shares at a cost of $400 during the quarter ended March 31, 1998 and an additional 60 shares at a cost of $1,017 during the quarter ended June 30, 1998. No shares were repurchased in fiscal year 1997. The Company expects to use the repurchased stock to meet requirements of its employee stock option and stock purchase plans.

4.    RECENTLY ISSUED ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (Unaudited)


5.   CAPITALIZED SOFTWARE

     In accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes certain internally developed software costs upon reaching technological feasibility. The Company also capitalizes certain software acquired from third parties if the acquired product has reached technological feasibility. Amortization of capitalized software is provided upon commercial release of the products at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined to be three to five years.

The following schedule summarizes capitalized software:


                                   September 30,    June 30,
                                       1997          1998
                                       ----          ----
Capitalized Software:
 Internally developed                $18,746       $21,804
 Acquired software                       312         1,628
                                     -------       -------
                                      19,058        23,432
Less: accumulated amortization        12,096        14,518
                                     =======       =======
                                     $ 6,962       $ 8,914
                                     =======       =======

    In addition to the acquired software obtained in connection with the acquisition of Cort Directions, Inc. discussed in Note 8 below, the Company also acquired two software products from third parties for $500 and $250, respectively, during the current fiscal year.

6.  OTHER INCOME, NET

     Other income, net consists of the following:

                                   Three Months Ended       Nine Months Ended
                                  -------------------      --------------------
                                  June 30,    June 30,     June 30,    June 30,
                                    1997        1998        1997         1998
                                    ----        ----        ----         ----

Interest income .............     $ 549      $   490      $ 1,587      $ 1,473
Foreign exchange loss .......       (20)         (18)         (63)        (156)
                                  -----      -------      -------      -------
                                  $ 529      $   472      $ 1,524      $ 1,317
                                  =====      =======      =======      =======

7.  NET INCOME PER SHARE

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. This Statement, which the Company adopted with the quarter ended December 31, 1997, establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 requires restatement of all previously reported earnings per share data that are presented.

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (Unaudited)

7.  Net Income Per Share, continued

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

     For the three and nine months ended June 30, 1998, potential common shares of 1,357 and 1,470, respectively, issuable upon the exercise of stock options are antidilutive as a result of the net loss for the periods and have been excluded from the respective diluted earnings per share computations. For the nine months ended June 30, 1997 potential common shares of 589 has also been excluded from the respective diluted earnings per share computation as a result of being antidilutive.

     The computation of basic and diluted earnings per share for the three and nine months ended June 30, 1997 and 1998 is as follows:

                                                      Three months ended
                                                      ------------------
                                        June 30, 1997                    June 30, 1998
                                        -------------                    -------------
                                  Income                Per      Income                    Per
                                  (Loss)    Shares     Share     (Loss)      Shares       Share
                                  ------    ------     -----     ------      ------       -----
Basic Earnings per Share:
  Income (loss) available to
    Common stockholders            $658     11,984     $0.05     $(4,973)     12,509     $(0.40)
                                   ====                =====     =======                 ======
Effect of Dilutive Securities:
  Stock options                                556                               n/a
                                            ------                            ------
Diluted Earnings per Share:
 Income (loss) available to
    Common stockholders            $658     12,540     $0.05     $(4,973)     12,509     $(0.40)
                                   ====     ======     =====     =======      ======     =====


                                                                        Nine months ended
                                                                        -----------------
                                                         June 30, 1997                        June 30, 1998
                                                         -------------                        -------------
                                                 Income                    Per         Income                   Per
                                                 (Loss)     Shares        Share        (Loss)      Shares      Share
                                                 ------     ------        -----        ------      ------      -----
Basic Earnings per Share:
 Income (loss) available to
    common stockholders                         $(2,142)     11,667     $  (0.18)     $ (2,535)     12,361     $(0.21)
                                                =======                 ========      ========                 ======
Effect of Dilutive Securities:
  Stock options                                                 n/a                                    n/a
Diluted Earnings per Share:                                  ------                                -------
 Income (loss) available to
    common stockholders                         $(2,142)     11,667     $  (0.18)     $ (2,535)     12,361     $(0.21)
                                                =======      ======     ========      ========      ======     ======

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

8.  Acquisition

     On June 11, 1998, the Company acquired all of the outstanding capital stock of Cort Directions, Inc., ("Cort"), a privately held software concern which primarily developed and marketed a payroll application for the Microsoft NT platform. The transaction was consummated for $7,857 in cash of which $5,953 was paid upon closing, $952 to be paid February 1, 1999 and $952 on June 11, 1999, as well as $375 of acquisition costs.

     The acquisition was accounted for as a purchase. Accordingly, the results of operations of Cort and the fair market values of the acquired assets and assumed liabilities were included in the Company's financial statements as of the date of the acquisition.

     The preliminary purchase price has been allocated to the acquired assets and assumed liabilities as follows:

Accounts receivable                     $   184
Other current assets                         23
Property and equipment                      109
In-process research and development       7,796
Acquired software                           566
Goodwill                                  1,022
Current liabilities                      (1,468)
                                        =======
                                        $ 8,232
                                        =======

     The preliminary amount allocated to in-process research and development was determined by an independent appraiser and represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, this amount of $7,796 was charged to operations at the acquisition date. The preliminary amounts allocated to acquired software and goodwill are being amortized on a straight-line basis over the expected useful lives of three and five years, respectively.

     Pro forma statements of operations are not shown, as they would not differ materially from reported results.

9.  WRITE-OFF OF ACQUIRED TECHNOLOGY

     In March 1998, the Company entered into a product purchase agreement with a third party to deliver an enhanced framework in the form of software code that will support and enable operation of transaction-based functionality specific to Microsoft NT server-based applications (the "technology"). The Company took delivery of the technology in June 1998 and determined that the deliverable had not met technological feasibility as defined by Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Accordingly, the acquisition of the technology for $3,400 was immediately expensed upon delivery and is shown as a separate item within the Company's condensed consolidated statement of operations. As of June 30, 1998, the Company had paid $1,800 and $1,600 is included in accrued expenses.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future revenue and expense levels and capital requirements, the Company's future product development and marketing plans, the Company's ability to generate cash from operations, and the Company's ability to attract and retain employees, are based on current expectations. These statements are forward looking in nature, involve a number of risks and uncertainties, as more fully described under "Factors Affecting Future Performance" and are made pursuant to the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described in the forward-looking statements.

RESULTS OF OPERATIONS

     Founded in 1981, Infinium Software develops, markets and supports enterprise-level business software applications for mid-sized organizations (typically companies with revenues of $50 million to $5 billion). The Company has two primary product lines. One product line, designed for AS/400 computers, automates the financial management, human resource management and materials management functions of organizations in a broad range of industries worldwide. The Company also offers a specialized AS/400 manufacturing system designed to manage process-manufacturing operations. The Company's second product line is designed for use by customers using Microsoft Windows NT servers. These products automate the financial management and human resource management operations of mid-sized organizations. Additional NT applications are under development.

     In January 1997, the Company acquired all of the outstanding capital stock of Time (Open Systems) Ltd. ("Time"), a UK-based privately held software concern which developed and marketed a suite of client/server financial management application software products. Since the acquisition of Time, the Company continues to invest in the development and marketing of these products for the Microsoft NT server platform. The Company released Infinium Financials for Microsoft Windows NT servers for general availability in September 1997.

     The Company announced the general availability of Infinium Human Resources for Microsoft NT servers during this third quarter of fiscal 1998. In addition, the Company acquired Cort Directions, Inc., ("Cort") in June 1998, which primarily develops and markets a payroll application for Microsoft Windows NT servers. These products are Infinium's suite of human resource management products for Microsoft NT servers. The Company continues to investment in these products.

     The Company continues to develop a new suite of materials management applications which will complement existing financial and human resource management applications for the Microsoft Windows NT environment. These products are scheduled for release in the first half of calendar year 1999.

     During the quarter ended June 30, 1998, the Company derived 16% of software license fees from NT products.

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

     The following table sets forth for the periods indicated the Company's condensed consolidated statement of income data expressed as a percentage of total revenue and the percentage of dollar increase period over period for the three and nine months ended June 30, 1997 and 1998.



                                          THREE MONTHS ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                       --------------------------------     ---------------------------
                                           % OF TOTAL           % OF $       % OF TOTAL         % OF $
                                             REVENUE           INCREASE        REVENUE         INCREASE
                                             -------           --------        -------         --------
                                       1997           1998     97 TO 98     1997      1998     97 TO 98
                                       ----           ----     --------     ----      ----     --------

Revenue:
  Software license fees ..........      34%            37%        52%        31%        35%       51%
  Service revenue ................      66             63         30         69         65        26
                                       ---            ---                   ---        ---
     Total revenue ...............     100            100         37        100        100        34
                                       ---            ---                   ---        ---
Operating costs and expenses:
  Cost of software license fees ..       6              7         44          6          6        47
  Cost of services ...............      26             27         39         27         28        43
  Research and development .......      21             17         12         20         17        11
  Sales and marketing ............      36             31         20         35         33        25
  General and administrative .....       8              7         16          9          8        22
  Write-off of in-process research
    and development acquired .....      --             26         --         11         10        14
  Write-off of acquired technology      --             11         --         --          4        --
                                       ---            ---                   ---        ---
                                        97            126         76        108        106        32
                                       ---            ---                   ---        ---
Income (loss) from operations ....       3            (26)        --         (8)        (6)        5
                                       ---            ---                   ---        ---
Other income, net ................       2              2        (11)         3          1       (14)
                                       ---            ---                   ---        ---
Income (loss) before provision
  (benefit) for income taxes .....       5            (24)        --         (5)        (5)       13
Provision (benefit) for income
  taxes ..........................       2             (8)        --         (2)        (2)        4
                                       ---            ---                   ---        ---
Net income  (loss) ...............       3%           (16)%       --         (3)%       (3)%      18
                                       ===            ===                   ===        ===


     Included in operating costs and expenses are charges of $6.8 million and $7.8 million for the nine months ended June 30, 1997 and for the three and nine months ended June 30, 1998, respectively, as a result of the write-off of in-process research and development acquired in connection with corporate acquisitions. Also included in operating costs and expenses for the three and nine months ended June 30, 1998 is a charge of $3.4 million as a result of the write-off of acquired technology.

     On a pro forma basis, exclusive of the write-off of in-process research and development acquired and the write-off of acquired technology, results of operations would be comparatively reported as follows (in thousands except per share and percentage data):


                                                     THREE MONTHS ENDED     % OF TOTAL        % OF $
                                                          JUNE 30,            REVENUE        INCREASE
                                                                                             --------
                                                      1997       1998       1997    1998     97 TO 98
                                                      ----       ----       ----    ----     --------

 Total revenue ................................     $22,194     $30,471     100%     100%       37%
 Operating costs and expenses .................      21,710      27,061      98       89        25
                                                    -------     -------     ---      ---
   Income from operations .....................         484       3,410       2       11       605
                                                    -------     -------     ---      ---
Other income, net .............................         529         472       3        2       (11)
                                                    -------     -------     ---      ---
  Income before provision for income taxes ....       1,013       3,882       5       13       283
Provision for income taxes ....................         355       1,242       2        4       250
                                                    -------     -------     ---      ---
  Net income ..................................     $   658     $ 2,640       3%       9%      301
                                                    =======     =======     ===      ===


Earnings per share - basic ....................     $  0.05     $  0.21      --       --       320
                                                    =======     =======
Weighted average shares outstanding - basic ...      11,984      12,509      --       --         4
                                                    =======     =======


Earnings per share - diluted ..................     $  0.05     $  0.19      --       --       280
                                                    =======     =======
Weighted average shares outstanding - diluted .      12,540      13,866      --       --        11%
                                                    =======     =======


                                                     NINE MONTHS ENDED     % OF TOTAL        % OF $
                                                         JUNE 30,            REVENUE        INCREASE
                                                                                            --------
                                                     1997        1998     1997     1998     97 TO 98
                                                     ----        ----     ----     ----     --------
Total revenue ................................     $60,284     $80,823     100%     100%       34%
Operating costs and expenses .................      58,255      74,673      97       92        28
                                                   -------     -------     ---      ---
  Income from operations .....................       2,029       6,150       3        8       203
                                                   -------     -------     ---      ---
Other income, net ............................       1,524       1,317       3        1       (14)
                                                   -------     -------     ---      ---
  Income before provision for income taxes ...       3,553       7,467       6        9       110
Provision for income taxes ...................       1,244       2,389       2        3        92
                                                   -------     -------     ---      ---
  Net income .................................     $ 2,309     $ 5,078       4%       6%      120
                                                   =======     =======     ===      ===

Earnings per share - basic ...................     $  0.20     $  0.41                        105
                                                   =======     =======
Weighted average shares outstanding - basic ..      11,667      12,361                          6
                                                   =======     =======

Earnings per share - diluted .................     $  0.19     $  0.37                         95
                                                   =======     =======
Weighted average shares outstanding - diluted       12,256      13,831                         13%
                                                   =======     =======


QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

REVENUE. Total revenue increased 37%, from $22.2 million for the quarter ended June 30, 1997 to $30.5 million for the quarter ended June 30, 1998. The increase was due to a greater overall market acceptance of the company's products and the addition of revenue from Windows NT products, resulting in increased software license fees. The Company further attributes this growth to the increased demand for the Company's application software solutions to help solve year 2000 issues. In addition, with each license agreement entered into, consulting services and maintenance are typically also contracted resulting in an increase in service revenue as the contracted services are delivered.

     Revenue in North America (United States and Canada) increased 41%, from $20.0 million for the quarter ended June 30, 1997 to $28.3 million for the quarter ended June 30, 1998. This is representative of 90% of total revenue for the third quarter of fiscal year 1997 compared to 93% for the third quarter of fiscal year 1998. EMEA (Europe, Middle East and Africa) revenue remained constant at $1.6 million for the quarters ending June 30, 1997 and 1998. Other international regions, including Asia-Pacific and Latin America, contributed 2% of total revenue for both the third quarter of fiscal year 1997 and 1998. Revenue derived from the IBM AS/400 platform represented 92% of total revenue while revenue derived from the Windows NT platform represented 8% for the third quarter ended June 30, 1998 compared to 99% and 1%, respectively, for the third quarter ended June 30, 1997.

     Software license fee revenue increased 52%, from $7.5 million for the quarter ended June 30, 1997 to $11.4 million for the quarter ended June 30, 1998. The growth was due primarily to continued acceptance of the Company's products enhanced by increased demand of businesses requiring application software solutions that will be functionally operative in the year 2000. For the third quarter of fiscal year 1998, software license fee revenue derived from Windows NT products was $1.8 million compared to $0.2 million from the third quarter of fiscal year 1997. All other software license fee revenue was derived from IBM AS/400 hardware platform transactions.

     Service revenue increased 30%, from $14.7 million for the quarter ended June 30, 1997 to $19.1 million for the quarter ended June 30, 1998. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance and consulting services revenue. Also contributing to the increase in consulting services revenue was an increase in larger consulting service engagements as well as increased service offerings.

     The table below summarizes the composition and growth in the Company's service revenue.

                                   THREE MONTHS ENDED JUNE 30,
                                ---------------------------------
                                  (in thousands)       % INCREASE
                                                       ----------
                                  1997       1998       97 TO 98
                                -------     -------     --------
Maintenance fee revenue         $ 8,483     $10,049        18%
Consulting services revenue       6,203       9,013        45
                                -------     -------
  Total service revenue         $14,686     $19,062        30%
                                =======     =======

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sale of third party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees increased 44%, from $1.4 million for the quarter ended June 30, 1997 to $2.0 million for the quarter ended June 30, 1998. Cost of software license fees as a percentage of software license fee revenue decreased from 19% for the quarter ended June 30, 1997 to 18% for the quarter ended June 30, 1998. The increase in the dollar amount is attributed to an increase in software license fees as well as royalties of third party product software sales and to an increase in amortization of capitalized software.

     COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of Infinium Software products. Cost of services increased 39%, from $5.9 million for the quarter ended June 30, 1997 to $8.1 million for the quarter ended June 30, 1998. Cost of services as a percentage of service revenue increased from 40% for the quarter ended June 30, 1997 to 43% for the quarter ended June 30, 1998. The increase in the cost of services as a percentage of service revenue is attributed to the relative increase in the amount of consulting services versus maintenance at a lower gross margin. The increase in dollar amount of such costs resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, a continued growth in the customer base and an increase in the use of third party contractors.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities and computer and communications overhead, and third party contractor costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses increased 12% from $4.7 million for the quarter ended June 30, 1997 to $5.3 million for the quarter ended June 30, 1998. Research and development expense as a percentage of total revenue was 21% and 17% for the third quarter of fiscal year 1997 and fiscal year 1998, respectively. The increase in research and development expenses was due primarily to increased NT platform development initiatives during the period. In addition to AS/400 platform development efforts, the Company continues to invest in the development of its human resource management product line designed exclusively for the Microsoft NT server market. The Company also continues to invest in the enhancement of its Microsoft NT server financial management applications. The Company capitalized $1.0 million of internally developed software costs for the quarter ended June 30, 1997 compared to $1.2 million of internally developed software costs for the quarter ended June 30, 1998. There were no research funding offsets during the quarters ending June 30, 1997 and 1998.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities, and computers and communications costs for direct sales offices. Sales and marketing expenses increased 20% from $8.0 million for the quarter ended June 30, 1997 to $9.6 million for the quarter ended June 30, 1998. The increase was attributable to increased staffing in the direct sales force as well as an increase in commission expense associated with higher revenue. Sales and marketing expense as a percentage of total revenue was 36% and 31% for the third quarter of fiscal year 1997 and fiscal year 1998, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel and related facilities and computers and communication overhead, as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees.

General and administrative expenses increased 16% from $1.7 million for the quarter ended June 30, 1997 to $2.0 million for the quarter ended June 30, 1998. General and administrative expense as a percentage of total revenue was 8% and 7% for the third quarter of fiscal year 1997 and fiscal year 1998, respectively. The increase in dollar amount was primarily due to an increase in the provision for doubtful accounts and in increase in facilities and computers and communications overhead.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED. In connection with the acquisition of Cort in June 1998, the Company recorded a charge to operations of $7.8 million for the write-off of in-process research and development acquired as described in Note 8 to the condensed consolidated financial statements.

     WRITE-OFF OF ACQUIRED TECHNOLOGY. In March 1998, the Company entered into a product purchase agreement with a third party to develop and deliver certain software applications to be included in its Microsoft NT product offerings. During the quarter ended June 30, 1998, the agreement with the third party was amended. Under the amended agreement, the Company received certain technology in the form of software code that will support and enable operation of transaction-based functionality specific to Microsoft NT server-based applications (the "technology"). The technology as received had not met technological feasibility as defined by Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Accordingly, the acquisition of the technology for $3,400 was expensed upon delivery.

     The Company intends to utilize the acquired technology as the framework for additional products under development. Costs of such development will be accounted for as research and development and expensed as incurred until such a time that technological feasibility is reached with respect to the product being developed. Upon the attainment of technological feasibility, the Company will commence capitalization of software development costs of the product under development.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for federal, state and foreign income taxes was $0.4 million on an effective income tax rate of 35% for the quarter ended June 30, 1997 compared to $(2.3) million on an effective income tax rate of 32% for the quarter ended June 30, 1998. The decrease in the effective income tax rate for the third quarter of fiscal year 1997 to the third quarter of fiscal year 1998 is primarily due to incremental income tax credits available to the Company.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

     REVENUE. Total revenue increased 34%, from $60.3 million for the nine months ended June 30, 1997 to $80.8 million for the nine months ended June 30, 1998. Software license fee revenue increased 51%, from $18.5 million for the nine months ended June 30, 1997 to $28.0 million for the nine months ended June 30, 1998. The software license fee growth reflects a continued market acceptance of the products and the addition of revenue from Windows NT products, as well as increased demand of for the Company's application software solutions to help solve year 2000 issues. Service revenue increased 26%, from $41.8 million for the nine months ended June 30, 1997 to $52.8 million for the nine months ended June 30, 1998. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance revenue and consulting service revenue.

     The following table sets forth a comparative breakout of the components of service revenue.

                                   NINE MONTHS ENDED JUNE 30,
                                   --------------------------
                                   (In thousands)      % OF $
                                                      ---------
                                                      INCREASE
                                                      --------
                                  1997        1998    97 TO 98
                                -------     -------   --------
Maintenance fee revenue         $25,015     $28,314     13%
Consulting services revenue      16,768      24,504     46
                                -------     -------
  Total service revenue         $41,783     $52,818     26%
                                =======     =======

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees increased 47%, from $3.4 million for the nine months ended June 30, 1997 to $5.1 million for the nine months ended June 30, 1998. Cost of software license fees as a percentage of software license fee revenue decreased from 19% for the nine months ended June 30, 1997 to 18% for the nine months ended June 30, 1998. The increase in the dollar amount is primarily attributed to an increase in software license fees as well as an increase in royalties of third party product software sales.

     COST OF SERVICES. Cost of services increased 43%, from $16.0 million for the nine months ended June 30, 1997 to $22.9 million for the nine months ended June 30, 1998. Cost of services as a percentage of service revenue increased from 38% for the nine months ended June 30, 1997 to 43% for the nine months ended June 30, 1998. The increase in both the dollar and as a percentage of service revenue resulted primarily from an increase in the use of third party consultants for delivery of consulting services into the customer base in response to continued growth and to the continued demand for consulting services.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 11%, from $12.4 million for the nine months ended June 30, 1997 to $13.8 million for the nine months ended June 30, 1998. The increase in research and development expense was due primarily to increased NT platform development initiatives during the current fiscal year. Internally developed capitalized software costs and research funding totaled $2.9 million for the nine months ended June 30, 1997 compared to $3.1 million for the nine months ended June 30, 1998.

     SALES AND MARKETING. Sales and marketing expenses increased 25%, from $21.1 million for the nine months ended June 30, 1997 to $26.4 million for the nine months ended June 30, 1998. The increase was attributable to increased staffing in the direct sales force as well as an increase in commission expense associated with higher revenue. Sales and marketing expense as a percentage of total revenue was 36% and 33% for the first nine months of fiscal year 1997 and fiscal year 1998, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 22%, from $5.3 million for the nine months ended June 30, 1997 to $6.5 million for the nine months ended June 30, 1998. General and administrative expenses as a percentage of total revenue were 9% for the nine months ended June 30, 1997 compared to 8% for the nine months ended June 30, 1998. The increase in the dollar amount was primarily due to an increase in facilities and computers and communication overhead costs.

     WRITE-OFF OF RESEARCH AND DEVELOPMENT ACQUIRED. In connection with the acquisition of Time in January 1997 and Cort in June 1998, the Company recorded charges to operations of $6.8 million and $7.8 million, respectively, for the write-off of in-process research and development acquired during the nine months ended June 30, 1997 and 1998, respectively.

     WRITE-OFF OF ACQUIRED TECHNOLOGY. In March 1998, the Company entered into a product purchase agreement with a third party to develop and deliver certain software applications to be included in its Microsoft NT product offerings. During the quarter ended June 30, 1998, the agreement with the third party was amended. Under the amended agreement, the Company received certain technology in the form of software code that will support and enable operation of transaction-based functionality specific to Microsoft NT server-based applications (the "technology"). The technology as received had not met technological feasibility, and accordingly, the acquisition of the technology for $3,400 was immediately expensed upon delivery.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for federal, state and foreign income taxes was ($1.2) million for both the nine months ended June 30, 1997 and 1998. The effective tax rates were 35% for the nine months ended June 30, 1997 compared to 32% for the nine months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had cash, cash equivalents and marketable securities of $43.6 million resulting in a net use of cash, cash equivalents and marketable securities of $4.7 million during the first nine months of fiscal year 1998. Operating and financing activities provided $8.6 million while $3.8 million was used to fund capitalized software, $2.5 million for purchases of computers and equipment, and $0.9 million invested in unaffiliated entities generating a net $1.4 million cash inflow before the $6.0 million used in connection with the acquisition of Cort. Included in financing activities was the use of $2.3 million to repurchase common shares under a stock repurchase program which allows up to $6.0 million to be repurchased.

     Days sales outstanding ("DSO") increased to 70 days at June 30, 1998 compared to 64 days at September 30, 1997. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next.

     Deferred revenue increased $2.2 million, from $32.0 million at September 30, 1997 to $34.2 million at June 30, 1998. The increase in deferred revenue was primarily due to an increase in deferred maintenance revenue as a result of continued growth in the customer base. Deferred software license fees and consulting services remained relatively consistent at June 30, 1998 compared to September 30, 1997.

     The Company is currently contemplating expanding its offering of complementary products and technology via third party software relationships and/or acquisition. In connection with the acquisition of Cort in June 1998, deferred consideration of $1.9 million is scheduled for payment within fiscal 1999. In connection with the acquisition of the technology discussed in Note 9 to the condensed consolidated financial statements, payment of $1.6 million is scheduled during the fourth quarter of this current fiscal year. Consummation of additional agreements may result in the use of cash, cash equivalents and marketable securities for prepaid royalties, development funding, and acquisition. Although there are no current agreements with respect to additional material acquisitions of complementary businesses, such transactions could, if they were to occur, require additional sources of financing.

     The Company believes that cash, cash equivalents and marketable securities on hand and cash flows from operations will be sufficient to fund its operations at least through fiscal 1999. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing.

IMPACT OF THE YEAR 2000

     The Year 2000 issue relates primarily to computer software and operating systems in which dates have been abbreviated. Unless corrected, these systems will recognize the date of "January 1, 2000" as "January 1, 1900". As a result, computer software and operating systems used by many companies may need to be upgraded to comply with Year 2000 requirements.

     The Company's financial management and human resources management internal business information systems are primarily comprised of the same commercial application software products developed and marketed by the Company to end users. Those applications in use by the Company have been tested for Year 2000 compliance and are certified by the Information Technology Association of America (ITAA) as Year 2000 compliant. As result, the Company does not expect any significant Year 2000 compliance issues to arise in connection with those primary internal business information systems.

     The software systems developed by the Company are designed to be Year 2000 compliant, however, there can be no assurance that such software systems contain all necessary information systems.

     The Company uses or markets other third party computer software and operating systems, network equipment and telecommunications products which may or may not be compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issues related to such other products, failure of any such product to operate properly in the Year 2000 may have a material adverse impact on the business operations of the Company or require the Company to incur unanticipated expenses to remedy such problems.

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

     The Company has recently introduced and is continuing to develop software applications to operate on the Microsoft Windows NT operating system as well as to operate over the Internet and within corporate intranets. The Company's development and implementation of versions of its business software applications to run on Microsoft Windows NT servers involves more intense competition from a larger number of competitors. Although the Company has been successful in generating some revenue from these new products, there can be no assurance that the Company will continue to be able to compete successfully against current or future competitors.

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

     Dated:  August 14, 1998

                             INFINIUM SOFTWARE, INC.
                             by:

                             /s/ DANIEL J. KOSSMANN
                             ----------------------
                             Daniel J. Kossmann
                             Chief Financial Officer

                             INFINIUM SOFTWARE, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                              PAGE
------                            -----------                              ----

  27                        Financial Data Schedule