Form 10-K
period 1998-09-30
INFINIUM SOFTWARE INC
filed 1998-12-23
CIK 1002044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of such stock as reported on the Nasdaq National Market on November 19, 1998, was $71,762,474.

     As of November 19, 1998, 12,606,745 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified information in the registrant's definitive proxy statement for its Annual Meeting of Stockholders which is currently expected to be held on February 5, 1999, to be filed pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-K. Portions of the registrant's 1998 Annual Report to Stockholders for the fiscal year ended September 30, 1998 are incorporated by reference into Parts II and IV hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future products and product development plans, the Company's ability to obtain debt, equity or other financing, and the Company's ability to generate cash from operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties, as more fully described under "Factors Affecting Future Performance" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results may differ materially.

     Infinium Software, Inc. (the "Company", "Infinium Software" or "Infinium") develops, markets and supports enterprise-level business software applications for dynamic growing organizations (typically companies with revenues of $25 million to $5 billion). The Company has two primary product lines. One product line is designed exclusively for AS/400 servers. These applications capitalize on native IBM AS/400 capabilities to automate the financial management, human resource management and materials management functions of organizations in a broad range of industries worldwide. The Company also offers a specialized AS/400 manufacturing system designed to manage process manufacturing operations. The Company's second product line is designed exclusively for Microsoft Windows NT servers. These applications capitalize on native Microsoft Windows NT capabilities to automate the financial management and human resource management operations of service organizations. Additional Microsoft Windows NT applications are under development and expected to be available during 1999. The Company's more than 1,800 customers include Abbott Laboratories, Circus Circus Enterprises, Coca-Cola Enterprises, Warner Bros. Records, Mirage Resorts, and MCA/Universal Studios.

INDUSTRY BACKGROUND

     For many years businesses have used packaged software applications to cost-effectively automate back-office accounting and payroll functions. Recently, heightened competitive pressures and rapidly changing market conditions have forced many organizations to reduce costs, increase the productivity of their personnel and become more responsive to customer requirements. In addition, many dynamic growing companies have expanded their operations and now require software applications that support more product lines, international operations and a larger workforce. These businesses also are demanding applications that take advantage of the capabilities of the Internet to manage relationships with their employees, customers, partners and suppliers. As a result, businesses are replacing their existing accounting, human resource and payroll software applications with new, more flexible systems. These new systems are designed to not only keep track of basic accounting records but also provide best practice capabilities to monitor and measure the operational performance of the business.

     There have also been advances in technology which have stimulated the replacement and augmentation of enterprise business applications. Network centric computing has become the standard business computing environment, incorporating personal computers for user interaction networked together with large servers for database computing, internet access, email routing, workflow processing, and other capabilities. IBM commonly refers to this collection of technologies as e-Business. Microsoft commonly refers to this technology as DNA, Distributed iNternet Architecture. The network centric environment facilitates widespread access from both within the organization and from outside the organization via the Internet by business professionals seeking access to corporate information. This information is presented through an easy-to-use graphical user interface and integrates with commonly used desktop productivity tools such as spreadsheets, all while allowing the enterprise business applications to be more readily customized to meet changes in business requirements. In addition, there is a preference among users of enterprise business systems to acquire entire suites of integrated applications that are designed to work together rather than to purchase single components, such as a general ledger or accounts payable system.

     The requirement for more flexible business applications and the resulting shift to network centric computing has created a strong demand for new software applications for financial management, human resources and other areas of business. For example, International Data Corporation ("IDC") estimates that the worldwide market for accounting software across all platforms is in excess of $6.12 billion in 1998 and is predicted to grow at a 14.8% compounded annual rate through 2002 with projected spending of approximately $10.5 billion in 2002.

     There is an additional factor driving the demand for new business application software packages. Many businesses today use financial, human resources and other application software systems that were either developed by their own internal information systems staff or were acquired in the 1970's or 1980's. Such systems may not be able to process transactions beginning in the year 2000, since they were programmed to assume that every year begins with '19xx'. These systems must now be revised or replaced in order to prevent a business interruption. Many businesses are choosing to replace their older or internally developed systems with purchased application software that has been designed to support processing in the year 2000 and beyond.

     With over 500,000 systems installed, the IBM AS/400 is one of the world's most popular business computing systems. Shipments of new AS/400 systems in 1998 are estimated at approximately 60,000 units, partly as the result of new models introduced by IBM which offer improved price performance and more industry standard "open" features. These new models include networking capabilities to facilitate electronic commerce, multi-processor architectures and expanded interoperability with other systems, all of which facilitate the use of the AS/400 as a server in a network centric computing architecture. The Company believes that the AS/400 is widely used because of the large number of business application software packages available for it and because fewer skilled technical professionals are required to implement and maintain it, resulting in a lower cost of ownership compared to other systems. This is important in today's market, where organizations must implement and support business applications with fewer, more productive resources than ever before.

     The Microsoft Windows NT server is currently the fastest growing computing platform for business applications. The Company believes that NT will rapidly become the most popular application software platform for dynamic growing organizations. According to IDC, the markets for NT based financial and human resources applications are expected to grow at an annual rate of 32% and 46%, respectively, through the year 2002. The Company believes that Microsoft Windows NT is being widely accepted because of the market dominance of Microsoft, the low cost of ownership of NT servers, and the benefits of integration with other Microsoft technologies and software applications.

THE INFINIUM SOFTWARE SOLUTION

     Infinium Software is a provider of enterprise-level business software applications for dynamic growing organizations. The Company offers two separate application product lines. It provides applications for the financial management, human resource management and materials management functions of dynamic growing organizations that use IBM AS/400 servers. The Company also offers a fully integrated solution for process manufacturing operations. Infinium's AS/400 products run in either a network centric or a traditional host/terminal configuration.

     In 1997, the Company began offering applications that automate the finance operations of organizations that utilize the Microsoft Windows NT servers. In June 1998, the Company launched an NT Human Resource product line, designed to automate workforce management, and acquired an NT Payroll solution.

     The Company's products enable businesses to automate their financial management, human resource management, materials management and process manufacturing operations with highly functional software products that afford them the flexibility and ease of use of network centric computing while retaining low cost of ownership. Infinium's products are designed based on the following principles:

AS/400 PRODUCT LINE:

     - ROBUST FUNCTIONALITY AND SCALABILITY. Infinium's products are designed to provide high-end features and transaction processing functionality while providing flexibility and ease of use features that have not been attained on mainframe platforms. In addition, the Company's products operate in integrated suites of applications which provide users with a consistent user interface and the ability to easily access data and perform operations that span multiple applications. The Company's products are scalable to support increasing and changing levels of operations as customers' businesses expand.

     - HIGH DEGREE OF FLEXIBILITY. Infinium's products are designed to function within a wide range of organizations. Infinium enables individual users to customize their desktop environments to respond to business changes and to streamline their daily operations. For example, the Company believes the flexible chart of accounts scheme within its General Ledger product facilitates monitoring the performance of a wide range of operating and financial measurements as well as record keeping for accounting and financial statement purposes.

     - YEAR 2000 SUPPORT. The Company's financial management and human resources product lines have been designed from the beginning to support processing in the Year 2000 and beyond. The Company's materials management and process manufacturing product lines have been revised to support Year 2000 processing. The Company is continuing to validate its products' ability to support Year 2000 processing.

     - SUPERIOR DATA ACCESS AND ANALYSIS THROUGH OBJECT-ORIENTED USER INTERFACE. The Company's AS/400 product line is designed to allow business professionals to "mine" the information contained in the application databases without knowledge of the underlying database structure. The Company's "drag and drop" object-oriented user interface represents the underlying data in the form of graphical icons and allows the end user to interactively access data by manipulating the icons.

     - INTERNET/INTRANET EXTENSIONS. The Company's e-Business extensions allow Infinium customers to extend application functionality to their employees, customers, partners and suppliers through the Internet or their internal intranet. For example, employees are provided with secure access to their personnel information via the Internet/Intranet. Infinium e-Business extensions utilize IBM's Lotus Domino technology, running on the AS/400 or other supported Domino platforms, to extend the functionality of Infinium business to connect employees, customers, partners and suppliers to manage relationships, lower transaction costs and optimize business practices.

     - PRODUCTS OPTIMIZED FOR THE AS/400. Infinium Software currently has a line of products specifically designed for the AS/400 computing environment. The Company's products take full advantage of the many unique characteristics of the AS/400 operating system and database to maximize performance for its customers.

WINDOWS NT PRODUCT LINE:

     The Company's product line for Windows NT servers is the result of a combination of internal development and acquired technology. In January 1997, the Company acquired Time Open Systems, Ltd. ("Time"), a privately-held application software company based in Chatham, England. The products acquired from Time form the foundation for the Company's Financials for Microsoft Windows NT product line and its OneBook design. Subsequent to the acquisition, Infinium significantly enhanced the product and introduced Infinium Financials for Microsoft Windows NT in September 1997.

     In June 1998, the Company introduced its new Human Resource Management application, Infinium Human Resources for Microsoft Windows NT. The product's OneForce design offers unique capabilities in workforce management, giving companies using it the ability to track the skills and competencies of their entire workforce, including employees, applicants, contractors, and retirees. The OneForce design enables strategic management of individuals and dynamic, cross-functional teams. In June 1998, the Company acquired Cort Directions, Inc. ("Cort"), a privately held application software vendor based in Bend, Oregon which offered a robust payroll application for Microsoft Windows NT servers. The payroll system complements the OneForce design of the human resource management system.

     In addition to Infinium Financials for Microsoft Windows NT and Infinium Human Resources for Microsoft Windows NT, the Company is currently developing new purchasing and inventory systems specifically designed and optimized for Microsoft Windows NT.

     The design principals behind the Windows NT applications include:

     - TOTAL TEAM MANAGEMENT THROUGH THE ONEFORCE DESIGN. Infinium's Human Resources for Microsoft Windows NT features a design that delivers instant access to one integrated source of workforce information from anywhere, at any time. The OneForce design provides up-to-the-minute, multiple profile access of an individual in an organization's workforce, regardless of current employment status, that flows back to a single portfolio of available talent. This design gives managers the knowledge and power to build and deploy world-class teams at the click of a mouse. Infinium believes service-based, team-oriented organizations looking to optimize the utilization of available workforce talent, skills, and knowledge will benefit from this design.

     - LOW COST, BEST-PRACTICE SELF-SERVICE CAPABILITIES. Infinium's Human Resources for Microsoft Windows NT offers employee and manager self-service capabilities including Internet, intranet, and kiosks to enable remote users to easily retrieve data, update employee records and communicate with managers. The self-service capabilities help organizations dramatically reduce costs and errors associated with manual procedures. In addition, the OneForce design features time saving, collaborative workflow processes triggered by user-defined events.

     - BEST-PRACTICE ACCOUNTING THROUGH THE ONEBOOK DESIGN. Infinium's Financials for Microsoft Windows NT features a design that delivers real-time financial management to dynamic growing organizations. All subledgers (such as accounts payable, accounts receivable) immediately post to the General Ledger system giving operating and financial managers the ability to always know where the company stands as of the last transaction without having to go through time consuming batch updates and adjustments at month end closes. The major advantage of this OneBook design is that time-consuming monthly closing cycles are substantially reduced.

     - PROJECT ACCOUNTING & CUSTOMER PROFITABILITY. The Company's Financials for Microsoft Windows NT product has been designed for dynamic growing project-oriented service businesses. Companies that need to determine customer profitability by attributing associated revenues and expenses to a particular project or customer can easily do so with the Job Management module of the Company's Financials for Microsoft Windows NT product.

     - FLEXIBLE BUSINESS RULES. The Company's Financials for Microsoft Windows NT products can be tailored to meet the specific needs of an organization quickly with business rules that are delivered with the applications. The application business rules can be modified by customers without changing the source code of the application. This design allows changes to be made without corrupting future enhancements delivered by the Company.

     - OPTIMIZED FOR MICROSOFT WINDOWS NT. The Company has chosen to design and optimize its products exclusively on the Microsoft Windows NT operating system. The applications are built on Microsoft's DNA (Distributed iNternet Architecture) and take full advantage of Microsoft's Backoffice suite of products and technologies. The Company believes that optimizing its applications for use solely on Windows NT servers gives it an advantage over competitors whose applications are ported from UNIX or other operating systems.

     - YEAR 2000 SUPPORT. The Company's Microsoft Windows NT products are designed to support processing in the year 2000 and beyond. The Company is continuing to validate its products' ability to support Year 2000.

STRATEGY

     Infinium Software's objective is to be a leading provider of business software applications for dynamic growing organizations. The Company believes that the Microsoft Windows NT and the IBM AS/400 servers will be the two most popular application software platforms for dynamic growing organizations because they offer customers the lowest cost-of-ownership. These integrated computing platforms shield customers from significant systems integration work and are valued by resource-constrained organizations.

     The Company's AS/400 products are specifically designed and optimized for use on the AS/400 operating system and database platforms for enterprise-level use. Likewise, the Company's NT products are specifically designed and optimized for use on the Microsoft Windows NT operating system and accompanying components. The Company believes that application software products deliver the best performance and reliability only when they are designed for specific target computing platforms, and that products written in a "one size fits all" manner to run on multiple platforms perform poorly on platforms other than the one for which they were designed. The Company is committed to enhancing its core competencies in the areas of financial management, human resource management, materials management and process manufacturing and delivering systems which can interoperate with other applications within an organization. The key elements of the Company's strategy are:

     - BECOME A LEADING APPLICATION SOFTWARE SUPPLIER TO SERVICES INDUSTRIES. The Company's strategy is to increase its marketing activities and focus them on gaining market share in selected services industry sectors. The Company believes that the effective management of professional knowledge workers is becoming a critical requirement for success among service organizations, especially business and professional service organizations. Consequently, the Company believes its NT-based product line, revolving around its innovative human resource management system written with the OneForce design, offers significant competitive advantage to companies using it to make sure they match the right skills and competencies with the needs of their clients.

     - PROVIDE NETWORK CENTRIC SOLUTIONS TO THE AS/400 MARKET. The Company targets dynamic growing organizations that use the IBM AS/400 server and plan to capitalize on network centric capabilities. The Company's server products were initially designed for the AS/400 and the Company had traditionally served the AS/400 market exclusively. The Company has added new capabilities to its AS/400 products supporting network computing. The Company believes that it has established a strong reputation and a loyal base of more than 1,400 customers within the AS/400 market, which it intends to continue to leverage with its new products.

     - PROVIDE INDUSTRY-LEADING APPLICATIONS FOR MICROSOFT WINDOWS NT
       SERVERS. The Company's strategy is to focus a significant part of its new product development efforts on the Microsoft Windows NT server market, similar to the strategy it used to establish its position in the AS/400 market. The Company introduced its Financials for Windows NT series of products in fiscal 1997, its Human Resources and Payroll applications in fiscal 1998, and intends to build as well as acquire additional application products for the Microsoft Windows NT platform in fiscal 1999.

     - BUILD LONG TERM COMPETITIVE ADVANTAGE FOR ITS MICROSOFT WINDOWS NT PRODUCTS THROUGH USE OF NATIVE MICROSOFT CORE TECHNOLOGIES. The Company believes that as the Microsoft Windows NT environment becomes more mature as an enterprise application software platform, customers will demand that applications take maximum advantage of all of NT's system capabilities. To deliver optimal systems capabilities, Infinium is designing its new internally-developed applications to be native to the Windows NT "DNA" technologies. The Company believes this design strategy will become an increasingly important purchasing criteria in the market for NT business applications, and that cross-platform applications or applications ported from UNIX will be at a disadvantage to applications designed expressly for the Microsoft DNA environment.

     - INVEST TO DELIVER PRODUCT FEATURE/FUNCTION LEADERSHIP. The Company plans to continuously enhance its products to respond to changes in customer requirements, improve functionality and performance, and incorporate relevant new technologies. In particular, the Company plans to deliver numerous enhancements to its Windows NT products, and incorporate Domino-based workflow and e-Business extensions for its AS/400 products.

     - PROVIDE WORLD CLASS IMPLEMENTATION CAPABILITIES. The Company is continuing to invest in its people, infrastructure, and methodology to insure that our applications are implemented in a rapid, professional manner, as well as aggressively hiring experienced consulting professionals to maintain the growth and quality of the services business. The Company believes that customers select Infinium for its ability to provide a total solution with the right combination of software, consulting services, and professional customer support.

     - EXTEND THE CAPABILITIES OF PRODUCTS THROUGH COMPLEMENTARY RELATIONSHIPS AND ALLIANCES. The Company will continue to develop relationships with third parties that provide software products that add value to the solution offered by the Company. Furthermore, the Company will continue to develop relationships with service providers who can supplement the Company's staff and assist in installing and customizing the Company's products and addressing customers' networking needs.

     - INCORPORATE INTERNET TECHNOLOGIES. Infinium's Human Resources for Microsoft Windows NT is a complete Internet application. Through the Company's e-Business extensions, the Company has released enhancements to its AS/400 products that will enable them to operate over the Internet and within corporate intranets. The Company is also utilizing World Wide Web technologies to provide its customers with rapid and low-cost access to customer support and service applications through its electronic customer support offerings called Infinium Link and Infinium Weblink.

PRODUCTS

     Infinium Software offers enterprise-level business software applications designed to automate the back-office operations of dynamic growing organizations. The Company's products can function as stand-alone applications or as integrated suites of applications and may be interfaced with products from other vendors. The Company offers business applications that automate the financial management, human resources management, materials management and process manufacturing functions.

AS/400 PRODUCT LINE

     The Company's AS/400 series of products are server-based products that can function in a traditional host/terminal configuration or in a network centric configuration with a graphical user interface on the users' desktop. The Company's Infinium Advanced Desktop object-oriented software products can be added to the AS/400-based Financial Management, Human Resources or Materials Management product lines to provide a network centric computing architecture. In this configuration, some of the product functions traditionally provided by the AS/400 host application are distributed to the users' personal computers, providing more intuitive data access and analytical capabilities. The Infinium Advanced Desktop and Desktop Manager products run under the Microsoft Windows 3.1, Windows 95, Windows 98, and Windows NT operating systems for personal computers.

     The Infinium Advanced Desktop product line is designed to allow business professionals to "mine" the information contained in the application databases without knowledge of the underlying database structure. The Company believes that Infinium's "drag and drop" object-oriented user interface is an advance over standard graphical user interfaces because it represents the underlying data in the form of graphical icons and allows the user to interactively access data by manipulating the icons. For example, a user can simply drag the Vendor icon and drop it on an Invoice icon to see the invoice data for that particular company. Successive drag and drop operations can take the user to successively lower levels of detail as needed. In addition, the data in an Infinium application can be easily moved into popular spreadsheets or word processors for incorporation into reports or presentations. As a result, users spend less time searching for data and can devote more time to analysis and decision making. The Company believes that its object-oriented user interface represents a competitive advantage in the business application software market.

     The Company believes that the Infinium Advanced Desktop and Desktop Manager architecture, which allows the Company's AS/400 applications to function as either traditional host/terminal applications or object-oriented network centric applications, provides the Company's base of more than 1,400 customers with a means of migrating to network centric without replacing their existing Infinium AS/400 business applications. This also offers a competitive solution to customers seeking to combine the benefits of network centric computing with the performance, stability and low cost of ownership of an AS/400 server-based architecture.

     The AS/400 product suites and included applications currently offered by Infinium Software are as follows:

     FINANCIAL MANAGEMENT
       Infinium FM Advanced
       General Ledger
       Payables Ledger
       Accounts Receivable
       Fixed Assets
       Currency Management
       Global Taxation
       Project Accounting

     MATERIALS MANAGEMENT
       Infinium MM Advanced
       Purchase Management
       Inventory Control
       Order Processing
HUMAN RESOURCES/PAYROLL
  Infinium HR Advanced
  Payroll
  Human Resources
  Flexible Benefits
  Training Administration
  Occupational Health

PROCESS MANUFACTURING
  Regulatory Management
  Formula Management
  Advanced Planning
  Manufacturing Control
  Laboratory Analysis

     FINANCIAL MANAGEMENT. The Company's Financial Management products provide key financial management and accounting functions for dynamic growing organizations and business units of large companies. Infinium Financial Management provides these applications with icon-based user access to the underlying accounting, statistical and performance data through graphical "drag and drop" operations. The Company's primary Financial Management applications are currently available in English, French, German, Dutch and Spanish versions for multi-national and international businesses. The current list license fees for Financial Management server products range from $8,000 to $300,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed.

     HUMAN RESOURCES/PAYROLL. The Company's Human Resources/Payroll products are designed to handle the requirements of dynamic growing organizations and business units of large companies. For example one customer produces payroll for more than 160,000 employees weekly using Infinium Software's Human Resources products. Infinium HR Advanced provides these applications with icon-based user access to the underlying accounting, statistical and performance data through graphical "drag and drop" operations. While the Company offers versions of its Human Resources systems for use around the world, the Payroll system is localized and currently available for use in the United States, Canada, United Kingdom, Australia, New Zealand, Spain, Sweden, Indonesia, Malaysia, Philippines, and Thailand. The current list license fees for Human Resources/Payroll server products range from $9,000 to $292,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed.

     MATERIALS MANAGEMENT. The Company's Materials Management products are targeted mainly to non-manufacturing businesses, such as hospitals, hotels, transportation companies, service organizations and utilities. These products integrate closely with the Financial Management product line, and are often considered an extension of the core financial applications. The current list license fees for Materials

Management products range from $15,000 to $191,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed.

     PROCESS MANUFACTURING. The Company's Process Manufacturing products cover a full range of formula-based process manufacturing operations. These products are fully integrated with the Company's Financial Management product line. The current list license fees for Process Manufacturing products range from $15,000 to $191,000 per application. License fees vary based on a number of factors, including hardware configuration, number of users and application options licensed.

WINDOWS NT PRODUCT LINE

     The Company offers enterprise-level business software applications for Microsoft Windows NT servers designed to automate the back-office and workforce management operations of dynamic growing organizations. The Company's products can function as stand-alone applications or as integrated suites of applications and may be interfaced with products from other vendors. The Company currently offers internally developed Microsoft Windows NT business applications that automate the human resource management, payroll and financial management functions, and is currently developing its purchasing and inventory applications for Microsoft Windows NT.

     The Company's Microsoft Windows NT series of products are designed and built for a Microsoft-standard architecture. Infinium's applications take full advantage of Microsoft Back Office technologies, including Windows NT, ActiveX, and Microsoft Transaction Server. The applications operate with the Microsoft SQL Server database on Windows NT. In addition, the Company's Windows NT applications will operate with the Oracle database on all supported Oracle platforms, including Microsoft Windows NT.

     The Company's Financials for Windows NT applications are designed to give corporate accounting departments and end users the ability to make better business decisions and give faster responses, improving an organization's ability to react quickly to changes in their business. Infinium's OneBook design provides users with a single unified accounting system that improves the efficiency and quality of information while significantly reducing the time and costs of the monthly accounting closing cycle. All transactions recorded in the detail ledgers (such as accounts payable, accounts receivable, etc.) are immediately posted to the summary records in the general ledger. In this way, the books are always up-to-date. Separate closing and reconciliation steps are significantly removed. Accounting and operating managers can see business activity and results at any time without needing to wait for a monthly closing and reporting cycle. The OneBook design turns accounting systems into a real time financial management system. The Company believes that the OneBook capabilities provide a competitive advantage both to Infinium and to its customers.

     The Company released its Human Resources for Windows NT applications in 1998. They allow businesses to automate the management of their entire workforce using the OneForce design. The applications have been designed to include features that support many of the emerging trends in human resource management, including numerous sophisticated compensation planning and management features, skill and competency-based tracking and querying, robust performance management and monitoring features for both individuals and teams, extensive use of Internet/intranet capabilities, employee and manager self service and numerous other capabilities. Infinium has optimized the Human Resource solution for professional service organizations whose primary asset is human capital -- the skills and knowledge of their workforce. Infinium's Human Resources for NT allows users to search their talent pool and manage relationships within the entire workforce to strategically deploy the right team to the right project at the right time.

     Infinium's acquisition of Cort in 1998 added a comprehensive payroll system to augment the Human Resources for Microsoft Windows NT application suite. The Cort Payroll system is designed to easily manage the most complex payroll requirements, including job-based pay, cash and non-cash compensation processing, multi-state taxing issues, retroactive pay, and non-standard pay cycles. The payroll system features user-defined, rules based processing capabilities, allowing users to customize the system for their unique requirements without the need for custom programming or IS department support.

     Infinium believes that there have been dramatic changes in the workforce over the past few years. Use of third party workers at all levels has risen dramatically, yet most Human Resource systems are designed for tracking and managing only employees or potential employees. Likewise, employee compensation and benefit policies have changed and are no longer driven by longevity of employment. Many industries are facing a shortage of skilled workers. The Infinium Human Resources for NT product line was designed to help dynamic growing organizations manage these and many other human resource management issues as we approach the 21st century.

INFINIUM FINANCIALS FOR MICROSOFT WINDOWS NT       HUMAN RESOURCES FOR MICROSOFT WINDOWS NT
  Infinium Ledger                                  Infinium Personnel
  Infinium Payables                                Infinium Benefits Administration
  Infinium Receivables                             Infinium Skill & Competency Management
  Infinium Job Management                          Infinium Performance Management
  Infinium Cash Book                               Infinium Recruiting
                                                   Infinium Compensation Management
                                                   Infinium Payroll

CUSTOMER SUPPORT AND PRODUCT MAINTENANCE

     The Company believes that providing a high level of support to its customers is a critical requirement for customer satisfaction and the long-term success of the Company. The Company believes that it has established a strong history of responsiveness to customer requirements and a high level of support, which has resulted in a loyal customer base. As of September 30, 1998, the Company had 94 employees in its customer support operations.

     The Company provides product updates and enhancements and customer support services under an annual maintenance agreement. Initial maintenance fees are based on a percentage of the list price of the licensed software products. The renewal rate for annual maintenance agreements with customers for the Company's products has been in excess of 90% for each of the previous three fiscal years.

     The Company's primary customer support center is located at the Company's headquarters in Hyannis, Massachusetts. The Company also maintains support operations in Bend, Oregon supporting the NT Payroll customers, and in its United Kingdom and Singapore offices, servicing customers outside North America. First-line support services for customers outside North America and the United Kingdom are typically provided by the Company's independent distributors for those areas. The Company also offers an electronic support capability, called "Infinium Link," which is accessible over the Internet. It allows customers to have 24 hour, 7 day per week access to product release information, product bulletins and updates, and tip and technique information as well as to pursue ordinary customer support dialogues.

CONSULTING AND EDUCATION SERVICES

     Infinium Software's consulting services organization provides fee-based services, including implementation assistance, project management, application extension or customization, integration with existing customer applications and similar services to the Company's customers. The Company also trains and certifies third-party organizations, such as consulting firms and system integrators, to complement the Company's own service operation. The Company has developed an implementation methodology called the ROI Methodology ("Return On Investment") which offers a structure for companies together with Infinium to rapidly implement the Company's solutions. The objective of the methodology is to provide a proven implementation roadmap, that together with the Company's business know how and expertise, facilitates a rapid implementation which accelerates an organization's return on its software investment. The Company believes that it is able to differentiate itself on its level of service, the speed of implementation and the quality of personnel that it provides to customers during the implementation cycle. The Company had 130 employees in its consulting services organization as of September 30, 1998.

     The Company offers a comprehensive series of fee-based training courses to its customers. Courses can be taken at the Company's headquarters in Hyannis, Massachusetts, or at regional training centers in the Atlanta, Boston, Chicago, Los Angeles, Oregon, London and Toronto metropolitan areas. Course offerings can also be delivered at a customer's site.

CUSTOMERS

     The Company's products are used by more than 1,800 customers in a wide range of industries. No single customer accounted for 10% or more of revenue in fiscal years 1996, 1997 or 1998. A representative list of current major customers, segmented by industry concentration, who are currently active on maintenance with the Company and who have generated at least $100,000 in total revenue during the last five years, is shown below:

AUTOMOTIVE
  Discount Auto Parts
  Mazda Motor of America
  Porsche Cars North America
  Rolls-Royce Motor Cars
  Volvo North America

CONSUMER PRODUCTS
  Nintendo of America
  NordicTrack
  Playtex Apparel
  Timberland
  Lost Arrow

FINANCIAL AND INSURANCE SERVICES
  Blue Cross and Blue Shield of Maryland
  Countrywide Credit Industries
  The FINOVA Group
  Texas Workers Insurance Compensation Fund
  Experian Information Systems

HEALTH CARE
  Tenet Healthcare
  Catholic Healthcare West
  Landmark Medical Center
  Optima Health
  York County Hospital

MANUFACTURING
  Alberta-Pacific Forest Industries
  Crown Cork & Seal Company
  General Electric Canada
  Harley-Davidson
  Saint Gobain Corporation

RESTAURANTS
  Arby's
  Baskin Robbins
  Brinker International
  McDonalds
  Red Robin
COMMUNICATIONS
  Hearst Magazines
  MCA/Universal Studios/MCA Records
  Newsweek Data Center
  USA Network
  Warner Bros. Records

DISTRIBUTION AND TRANSPORTATION
  BOC Distribution Services
  Burlington Motor Carriers
  M.S. Carriers
  Caliber Logistic Systems
  Maverick Transportation

FOOD AND BEVERAGE PROCESSING
  Blue Diamond Growers
  Coca-Cola Enterprises
  Sunkist Growers
  Sysco
  Universal Foods

HOSPITALITY
  Circus Circus Enterprises
  Promus Hotels
  Harrah's
  MGM Grand Hotel
  Mirage Resorts

BUSINESS AND PROFESSIONAL SERVICES
  Wackenhut Corporation
  Keane
  Todd AO Corporation
  Woodbridge Engineering
  BPI Financial Corporation

UTILITIES
  Northwestern Public Service Company
  Southern Union Company
  Florida Public Utilities Co.
  Buckeye Pipeline Company
  Pacific Energy

SALES AND MARKETING

     The Company offers its products and services through direct sales and business partner channels throughout the world.

     Regional sales and consulting services offices are located in Atlanta, Boston, Chicago, Los Angeles, Oregon, London, Toronto and Singapore. In addition, the Company has authorized resellers that license Infinium applications directly to customers. The Company also has a telesales operation that markets training and consulting services to the Company's existing customer base. The Company conducts comprehensive marketing programs that include advertising, direct mail, telemarketing, seminars, public relations, trade shows and customer relations. The Company's sales and marketing organizations consisted of 182 employees as of September 30, 1998.

     The Company believes that its continued growth and profitability will require it to expand its existing domestic and international sales channels. The Company's strategy is to substantially expand its direct sales operations and its network of independent distributors to provide a greater worldwide sales and marketing presence for its products. The Company currently has relationships with distributors, agents, and resellers world-wide.

PRODUCT DEVELOPMENT

     The Company devotes substantial resources to research and development in order to enhance and maintain the competitiveness of its products. The Company's research and development priorities fall into two principal areas: first, the development of versions of the Company's products that operate on Microsoft Windows NT, including development of new features and functions for the existing NT applications, development of new NT applications and integration with third party products running on Windows NT; and second, AS/400 product enhancements, including the development of new product features and functions, the incorporation of Internet/intranet-related technologies, the further internationalization of the Company's product lines and integration with third party complementary products.

     The Company maintains multiple research and development operations, located in Hyannis, Massachusetts; Lexington, Massachusetts; London, England; Chatham, England; and Paris, France. In addition, the Company uses outsourcing relationships to supplement its internal development resources. For example, a portion of the development activity on the Company's Human Resources for Windows NT product line is currently being outsourced to NIIT in Delhi, India. The Company has also entered into a development relationship with Cambridge Technology Partners to develop new Microsoft Windows NT purchasing and inventory applications. As of September 30, 1998, the Company had 165 employees in its research and development operations, exclusive of contractors and consultants. The Company's research and development spending was approximately $17.3 million, $20.5 million, and $24.2 million for the fiscal years ended September 30, 1996, 1997 and 1998, respectively.

STRATEGIC RELATIONSHIPS

  IBM RELATIONSHIP

     Infinium Software has maintained a strategic relationship with IBM in a number of key areas, including sales, marketing and research and development. The Company participates in several formal and informal programs with IBM that the Company believes affords it valuable experience with IBM's AS/400 products and insights into IBM's marketing plans. The Company is one of IBM's designated "Premier Business Partners" and has, in recent years, received numerous awards and recognitions from IBM, including IBM's Mark of Quality for its high-quality management practices and standards, the International Rightsizing Leadership Award and the IBM National Business Partner of the Year Award.

     The Company is a member of IBM's Market Development Program and has received funding and other assistance from IBM for the purposes of jointly marketing the Company's products and IBM AS/400 systems. In 1998, the Company participated in IBM's announcement of its pre-loaded "Infinium Custom Server", which offers customers the ability to purchase an AS/400 server with Infinium Applications preloaded and shipped from IBM's manufacturing facility. In addition, in 1998 Infinium earned "Server Proven" status for the Company's NT applications running on IBM's Netfinity NT servers.

     As a prime provider of AS/400 business solutions, the Company has served as a test site for new IBM AS/400 products, obtaining valuable early experience with these technologies. The Company is a member of IBM's "Partners in Development" program, providing IBM with feedback regarding the design and development of the database and operating system of the AS/400 Advanced Server.

  MICROSOFT RELATIONSHIP

     Infinium Software has entered into a relationship with Microsoft Corporation as part of the Company's overall strategy to provide a line of application products for the Windows NT server platform. The relationship includes participation in the Windows ISV Advisory Board, Microsoft Solution Developers Program, Solution Providers Program, the Microsoft Global Summit and other less formal programs. In 1998, the Company participated in the keynote address at Microsoft's Internet World Conference to over 5,000 customers, developers and press.

     The Company's Human Resources for Windows NT application is currently running in the Microsoft Executive Briefing Center that Microsoft uses to showcase Infinium and Microsoft technologies.

  SALES AND MARKETING RELATIONSHIPS

     The Company has entered into arrangements with several third party software vendors to market their products along with the Infinium network centric product lines in order to provide a more comprehensive solution to Infinium Software customers. Those vendors include:

  FOR AS/400 PRODUCTS:

     - SHOWCASE CORPORATION, for its Strategy Server, Query and Report Writer products, which provide a network centric, graphical user interface for AS/400 query and report writing

     - FRX SOFTWARE CORPORATION, a provider of financial report writing, with remote distribution of reports via email or Internet

     - RIPPE AND KINGSTON SYSTEMS, INC., for its plant and facility maintenance/management and fleet management applications

     - PREMENOS CORPORATION, for its EDI/400 product line used in conjunction with the Infinium Software Materials Management and Process Manufacturing product suites

     - SKILLSET CORPORATION, for its Lotus Domino recruiting and applicant management software

     - MOMENTUM CORPORATION, for its Lotus Domino based automated employee expense reporting software

     - TIMELINE CORPORATION, a provider of budgeting and financial reporting products

     - KRONOS CORPORATION, a provider of time and attendance management products

  FOR WINDOWS NT PRODUCTS:

     - COGNOS CORPORATION, for its Impromptu query and reporting product and PowerPlay data analysis product

     - FRX SOFTWARE CORPORATION, a provider of financial report writing, with remote distribution of reports via e-mail or Internet

     - CONDUIT CORPORATION, for its Internet-based employee self service application for Human Resource Management

     - TIMELINE CORPORATION, a provider of budgeting and financial reporting products

     - BEST! SOFTWARE, a provider of asset management products

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

     The Company's primary competitors are presently J.D. Edwards & Company, Lawson Software, PeopleSoft and SAP AG. The Company believes, however, that competition in its industry is undergoing rapid change and that the barriers to competition between market segments that have previously existed are decreasing. For example, SAP AG and PeopleSoft, which are currently major competitors within the UNIX and the Microsoft Windows NT market, have entered the AS/400 market. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from these and other emerging companies as the business application software market continues to develop and expand. Many of the Company's existing and potential competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and have established extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company also expects that competition will increase as a result of software industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company provides its products to customers under non-exclusive, nontransferable licenses. The Company generally licenses its products solely for the customer's internal operations and only on designated computers. In certain circumstances, the Company makes available enterprise-wide licenses. The Company provides source code to its customers for certain of its products and has escrowed its source code with a commercial bank for the benefit of all its customers. The Company's provision of source code to its customers may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

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

EMPLOYEES

     As of September 30, 1998, the Company had 658 full-time-equivalent employees, including 182 in sales and marketing, 165 in product development, 224 in customer support and field services, and 87 in administration. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company is headquartered in Hyannis, Massachusetts, where it leases an aggregate of 58,200 square feet of space. Administrative, marketing, product development and customer support operations are located in the Hyannis space. The Company is currently expanding this facility by 13,000 square feet to accommodate growth in these functions. The Company also leases 30,900 square feet of space in Lexington, Massachusetts and 12,000 square feet of space in London, England which are shared for product development, marketing, and field operations (sales and consulting services). The locations in Chatham, England and Paris, France, where the Company leases 6,000, and 1,200 square feet, respectively, are also used for product development operations. In addition, the Company leases an aggregate of 53,500 square feet predominately for use by field operations located in Atlanta, Chicago, Houston, Irvine, Louisville, Toronto, Singapore and South Africa. Office facilities and suites are also being leased for field representatives throughout various locations in North America aggregating 2,000 square feet. The Cort Payroll Unit is located in Bend, Oregon, in which the Company leases 12,300 square feet of space for support, field operations, training, marketing, and administration of the Company's payroll product for Windows NT. The Company believes that its existing facilities are adequate to meet current needs and that suitable additional space will be available as needed to accommodate any further physical expansion of corporate operations and for additional sales and service field offices.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year ended September 30, 1998 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item may be found in the section captioned "Stock Information" appearing in the 1998 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item may be found in the section captioned "Selected Financial Data" appearing in the 1998 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item may be found in the section captioned " Management's Discussion and Analysis of Financial Condition and Results of Operations " appearing in the 1998 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information with respect to this item may be found in the 1998 Annual Report to Stockholders, and is incorporated herein by reference and indexed by reference under Item 14(a)(1) and (2) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is hereby incorporated by reference from the information contained under the heading "Election of Directors" in the Company's definitive proxy statement of the Company's 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

     Certain information concerning directors and executive officers is hereby incorporated by reference to the information contained under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Compliance Reporting" in the Definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the information contained under the heading "Compensation of Executive Officers" in the Definitive Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of the Company are included in the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference:

        Report of independent accountants;

        Consolidated balance sheet at September 30, 1997 and 1998;

        Consolidated statement of operations for the years ended September 30, 1996, 1997 and 1998;

        Consolidated statement of stockholders' equity for the years ended
           September 30, 1996, 1997 and 1998;

        Consolidated statement of cash flows for the years ended September 30, 1996, 1997 and 1998;

        Notes to consolidated financial statements.

     The Company's 1998 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated herein by reference.

(A)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedules of the Company are filed as part of this Report:

                                                              PAGE
                                                              ----
Schedule I Report of Independent Accountants on Financial
  Statement Schedule........................................  S-1
Schedule II Valuation and Qualifying Accounts and
  Reserves..................................................  S-2

     Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

(A)(3) INDEX TO EXHIBITS

     See attached Index to Exhibits.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of December 1998.

                                          INFINIUM SOFTWARE, INC.

                                          By:   /s/ DANIEL J. KOSSMANN
                                          --------------------------------------
                                                    Daniel J. Kossmann
                                            Vice President and Chief Financial
                                                         Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

/s/ ROBERT A. PEMBERTON                             Chairman of the Board and          December 23, 1998
------------------------------------------------    Director
      Robert A. Pemberton

/s/ FREDERICK J. LIZZA                              President, Chief Executive         December 23, 1998
------------------------------------------------    Officer and Director
      Frederick J. Lizza                            (Principal Executive Officer)

/s/ DANIEL J. KOSSMANN                              Chief Financial Officer,           December 23, 1998
------------------------------------------------    (Principal Financial and
      Daniel J. Kossmann                            Accounting Officer)

/s/ R. STEPHEN CHEHEYL                              Director                           December 23, 1998
------------------------------------------------
      R. Stephen Cheheyl

/s/ MANUEL CORREIA                                  Director                           December 23, 1998
------------------------------------------------
      Manuel Correia

/s/ ROLAND D. PAMPEL                                Director                           December 23, 1998
------------------------------------------------
      Roland D. Pampel

/s/ ROBERT P. SCHECHTER                             Director                           December 23, 1998
------------------------------------------------
      Robert P. Schechter

                                                                      SCHEDULE I

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULE

To the Board of Directors of
Infinium Software, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated October 20, 1998 appearing on page 26 of the 1998 Annual Report to Shareholders of Infinium Software, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
October 20, 1998

                                                                     SCHEDULE II

                            INFINIUM SOFTWARE, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                          COLUMN C
             COLUMN A               COLUMN B      CHARGED TO     CHARGED TO      COLUMN D      COLUMN E     COLUMN F
           DESCRIPTION              BEGINNING      EXPENSE         OTHER        DEDUCTIONS      OTHER        ENDING
--------------------------------------------------------------------------------------------------------------------

FY 1998
Allowance for Doubtful Accounts...   $1,569          $977            $--          $(916)         $ 20        $1,650
FY 1997
Allowance for Doubtful Accounts...    1,250           397            --            (243)          165         1,569
FY 1996
Allowance for Doubtful Accounts...    1,145           662            --            (557)                      1,250

                            INFINIUM SOFTWARE, INC.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 3.1       --  Second Restated Articles of Organization of the Registrant
               (incorporated by reference to Exhibit 3.2 to the
               Registrant's Registration Statement on Form S-1,
               Registration No. 33-97866).
 3.2       --  Articles of Amendment of the Company (incorporated by
               reference to Exhibit 3(I) to the Company's Form 10-Q for the quarterly period ended March 31, 1997).
 3.3       --  Third Amended and Restated By-Laws of the Company
               (incorporated by reference to Exhibit 3(I) to the Company's
               Form 10-Q for the quarterly period ended March 31, 1997).
 4.1       --  Specimen certificate representing the Common Stock
               (incorporated by reference to Exhibit 4 to the Company's
               Form 10-Q for the quarterly period ended March 31, 1997)
10.1*      --  1984 Incentive Stock Option Plan, as amended as of August
               23, 1988 (incorporated by reference to Exhibit 10.1 to the
               Registrant's Registration Statement on Form S-1,
               Registration No. 33-97866).
10.2*      --  1989 Stock Option Plan, as amended as of October 1, 1994
               (incorporated by reference to Exhibit 10.2 to the
               Registrant's Registration Statement on Form S-1,
               Registration No. 33-97866).
10.3*      --  1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1,
               Registration No. 33-97866).
10.4*      --  1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement
               on From S-1, Registration No. 33-97866).
10.5*      --  1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant's
               Registration Statement on Form S-1, Registration No.
               33-97866).
10.6       --  Lease dated March 31, 1995 between the Registrant and
               Independence Park Associates Realty Trust as of August 1995
               (incorporated by reference to Exhibit 10.6 to the
               Registrant's Registration Statement on Form S-1,
               Registration No. 33-97866).
10.7*      --  Form of Executive Compensation Plan (incorporated by
               reference to Exhibit 10.9 to the Registrant's Registration
               Statement on Form S-1, Registration No. 33-97866).
10.8       --  IBM Assistance Agreement, as amended as of June 30, 1995, between the Registrant and International Business Machines
               Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1,
               Registration No. 33-97866).
10.9*      --  Form of 1995 Stock Plan Option Agreement (incorporated by reference to Exhibit 10.16 to the Registrant's Registration
               Statement on Form S-1, Registration No. 33-97866).
10.10*     --  Register of Amendments, Subsections 3.1 and 7.3.4, 1989
               Stock Option Plan (incorporated by reference to Exhibit
               10.17 to the Registrant's Registration Statement on Form
               S-1, Registration No. 33-97866).
10.11*     --  Register of Amendments, Article 5, 1995 Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1,
               Registration No. 33-97866).
13.1       --  1998 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically
               incorporated by reference herein).
21.1       --  Subsidiaries of the Registrant.
23.1       --  Consent of PricewaterhouseCoopers LLP.
24.1       --  Power of Attorney (included on page 17).
27         --  Financial Data Schedule

---------------
* Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit to Item 14(c).