Form 10-Q
period 1998-12-31
INFINIUM SOFTWARE INC
filed 1999-02-12
CIK 1002044

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

                For the quarterly period ended December 31, 1998

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition period from ______to______


                         Commission File Number 0-27030


                             INFINIUM SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)



        Massachusetts                                     04-2734036
-------------------------------                --------------------------------
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

The number of shares outstanding of the registrant's Common Stock on December 31, 1998 was 12,521,281.

================================================================================

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                                               PAGE

PART I - FINANCIAL INFORMATION
  ITEM 1.  Financial Statements
                  Condensed Consolidated Balance Sheet at September 30, 1998 and
                    December 31, 1998.........................................................  3

                  Condensed Consolidated Statement of Operations for the three months ended December 31, 1997 and 1998...................................  4

                  Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 1997 and 1998..........................................  5

                  Notes to Condensed Consolidated Financial Statements........................  6

  ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................................  8

PART II - OTHER INFORMATION

  ITEMS 1. - 5.   Not applicable

  ITEM 6.         Exhibits and Reports on Form 8-K ...........................................  17

SIGNATURES....................................................................................  18

EXHIBIT INDEX.................................................................................  19

EXHIBITS......................................................................................  20


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         1998             1998
                                                                                     ------------      ------------
                                                                                               (UNAUDITED)

                                  ASSETS
Current assets:
    Cash and cash equivalents ..................................................      $  12,708          $  10,370
    Marketable securities at fair market value .................................         33,585             31,404
    Accounts receivable, less allowance for doubtful accounts of $1,650 and
      $1,623 at September 30, 1998 and December 31, 1998,
      respectively .............................................................         27,383             24,449
    Deferred income taxes ......................................................          2,482              2,482
    Prepaid expenses and other current assets ..................................          6,103              6,273
                                                                                      ---------          ---------
            Total current assets ...............................................         82,261             74,978
                                                                                      ---------          ---------

  Property and equipment, net ..................................................          7,442              8,392
  Capitalized software development costs, net ..................................          9,643             10,497
  Goodwill and other intangible assets, net ....................................          2,245              2,104
  Deferred income taxes ........................................................          1,731              1,731
  Other assets .................................................................          3,093              3,087
                                                                                      ---------          ---------
            Total assets .......................................................      $ 106,415          $ 100,789
                                                                                      =========          =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable ...........................................................      $   8,136          $   7,566
    Accrued expenses ...........................................................         14,672             12,113
    Income taxes payable .......................................................          3,068              1,672
    Deferred revenue ...........................................................         35,991             33,399
                                                                                      ---------          ---------
            Total current liabilities ..........................................         61,867             54,750
                                                                                      ---------          ---------

  Deferred revenue .............................................................          1,586              1,879
                                                                                      ---------          ---------
            Total liabilities ..................................................         63,453             56,629
                                                                                      ---------          ---------

    Common stock, $.01 par value; authorized 40,000 shares, issued
      12,607 shares at September 30, 1998 and December 31, 1998.................            126                126
    Additional paid-in capital .................................................         36,644             36,779
    Retained earnings ..........................................................          7,804              8,826
    Cumulative translation adjustment ..........................................           (319)              (336)
                                                                                      ---------          ---------
                                                                                         44,255             45,395
    Less: treasury stock at cost, 89 and 85 shares at September 30,
      1998 and December 31, 1998, respectively .................................         (1,293)            (1,235)
                                                                                      ---------          ---------
            Total stockholders' equity .........................................         42,962             44,160
                                                                                      ---------          ---------
            Total liabilities and stockholders' equity .........................      $ 106,415          $ 100,789
                                                                                      =========          =========

               The accompanying notes are an integral part of the
                   condensed consolidated financial statements

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED
                                                               DECEMBER 31
                                                            -------------------
                                                            1997           1998
                                                            ----           ----
Revenue:
  Software license fees ...............................    $ 7,718       $ 8,538
  Service revenue .....................................     16,516        21,545
                                                           -------       -------
          Total revenue ...............................     24,234        30,083
                                                           -------       -------

Operating costs and expenses:
  Cost of software license fees .......................      1,549         1,927
  Cost of services ....................................      6,916         9,450
  Research and development ............................      4,026         5,261
  Sales and marketing .................................      8,255         9,929
  General and administrative ..........................      2,336         2,385
                                                           -------       -------
          Total operating costs and expenses ..........     23,082        28,952
                                                           -------       -------

Income from operations ................................      1,152         1,131
Other income, net .....................................        397           431
                                                           -------       -------
Income before provision for income taxes ..............      1,549         1,562
Provision for income taxes ............................        496           500
                                                           -------       -------
Net income ............................................    $ 1,053       $ 1,062
                                                           =======       =======

Basic earnings per share ..............................    $  0.09       $  0.08
                                                           =======       =======
Diluted earnings per share ............................    $  0.08       $  0.08
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

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                        THREE MONTHS ENDED
                                                                                       ---------------------
                                                                                             DECEMBER 31
                                                                                       ---------------------
                                                                                       1997             1998
                                                                                       ----             ----

Cash flows from operating activities:
  Net income ...................................................................  $  1,053            $  1,062
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation and amortization .............................................     1,672               1,879
     Allowance for doubtful accounts ...........................................       380                  69
     Deferred income taxes .....................................................        21                  --
     Changes in operating assets and liabilities:
         Accounts receivable ...................................................      (332)              2,840
         Prepaid expenses and other current assets .............................       (95)               (183)
         Other assets ..........................................................      (238)                  8
         Accounts payable ......................................................      (609)               (565)
         Accrued expenses ......................................................    (2,104)             (2,548)
         Income taxes payable ..................................................      (217)             (1,236)
         Deferred revenue ......................................................     1,429              (2,252)
                                                                                  --------            --------
           Net cash provided by (used in) operating activities .................       960                (926)
                                                                                  --------            --------

Cash flows from investing activities:
  Purchase of marketable securities ............................................    (4,300)             (9,265)
  Sale of marketable securities ................................................     3,937              11,446
  Purchase of property and equipment ...........................................      (704)             (1,850)
  Capitalized software .........................................................    (1,036)             (1,723)
                                                                                  --------            --------
          Net cash used in investing activities ................................    (2,103)             (1,392)
                                                                                  --------            --------

Cash flows from financing activities:
  Proceeds from exercise of stock options and employee stock
    purchase plan ..............................................................       692                  18
                                                                                  --------            --------
          Net cash provided by financing activities ............................       692                  18
                                                                                  --------            --------

Effect of foreign exchange rate changes on cash ................................       (36)                (38)
                                                                                  --------            --------
Net decrease in cash and cash equivalents ......................................      (487)             (2,338)
                                                                                  --------            --------
Cash and cash equivalents, beginning of period .................................     9,779              12,708
                                                                                  --------            --------
Cash and cash equivalents, end of period .......................................  $  9,292            $ 10,370
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

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The information at December 31, 1997 and 1998 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three month period ended December 31, 1998 are not necessarily indicative of operating results for the full fiscal year.

2.   STOCK REPURCHASE PROGRAM

     In February 1998, the Company announced that it would be initiating a stock repurchase program of up to $6,000 of common stock to use to meet requirements of its employee stock option and stock purchase plans. No minimum number or value of shares to be repurchased has been fixed nor has a time limit as to the duration of the program been established. The Company repurchased 191 shares at a cost of $2,944 during fiscal year 1998. No shares were repurchased during the quarter ended December 31, 1998. The Company reissued 102 shares during the year ended September 31, 1998 and an additional 4 shares were reissued during the quarter ended December 31, 1998.

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.131, Disclosures about Segments of an Enterprise and Related Information. This statement is effective for fiscal years beginning after December 15, 1997 (October 1, 1998 for the Company). The Company will implement this statement as required. The future adoption of SFAS 131 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

4.   COMPREHENSIVE INCOME

     In the first quarter of fiscal 1999, the Company adopted SFAS No.130 Reporting Comprehensive Income. This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income, cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended December 31, 1997 and 1998, foreign currency translation adjustments resulted in losses of $36 and $17, respectively.

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


4.   COMPREHENSIVE INCOME, CONTINUED

     There were no unrealized gains or losses on available-for-sale securities for the three months ended December 31, 1997 and 1998.

5.   NET INCOME PER COMMON SHARE

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

     The computation of basic and diluted earnings per share for the three months ended December 31, 1997 and 1998 is as follows:




                                                           THREE MONTHS ENDED
                                                           ------------------
                                            DEC. 31, 1997                       DEC. 31, 1998
                                            -------------                       -------------
                                                              PER                              PER
                                     INCOME       SHARES     SHARE         INCOME    SHARES   SHARE
                                     ------       ------     -----         ------    ------   -----
 BASIC EARNINGS PER SHARE:
    Income available to
      common stockholders            $ 1,053      12,210     $ 0.09        $1,062    12,518   $ 0.08
                                     =======                 ======        ======             ======
  EFFECT OF DILUTIVE SECURITIES:
    Stock options                                  1,545                                334
                                                  ------                             ------
  DILUTED EARNINGS PER SHARE:
   Income available to
      common stockholders            $ 1,053      13,755     $ 0.08        $1,062    12,852   $ 0.08
                                     =======      ======     ======        ======    ======   ======


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

RESULTS OF OPERATIONS

    Founded in 1981, Infinium Software develops, markets and supports enterprise-level business software applications for, and provides consulting and other services to, growing organizations (typically companies with revenue of $25 million to $5 billion). The Company has two primary product lines. One product line, designed for AS/400 servers, automates the financial management, human resource management, and materials management functions of organizations in a broad range of industries worldwide. The Company also offers a specialized AS/400 manufacturing system designed to manage process-manufacturing operations. The Company's second product line is designed for use by customers using Microsoft Windows NT servers. These products also automate the financial management and human resource management operations of customer organizations. Additional NT-based applications are under development.

    In January 1997, the Company acquired all of the outstanding capital stock of Time Open Systems Ltd. (Time), a UK-based privately held software concern which developed and marketed a suite of client/server financial management application software products. Since the acquisition of Time, the Company continues to invest in the development and marketing of these products for Microsoft NT servers. The Company released Infinium Financials for Microsoft Windows NT servers for general availability in September 1997.

    In late fiscal year 1996, Infinium began developing a new workforce management product line. In the third quarter of fiscal 1998, the Company announced the availability of these new products called Infinium Human Resources for Microsoft Windows NT. In addition, in June 1998, the Company acquired Cort Directions, Inc. (Cort), which primarily develops and markets a payroll application for Microsoft Windows NT servers. Together these products comprise Infinium's suite of human resource management products for Microsoft NT servers. The Company continues to invest in these products.

    The Company's revenue is derived from two sources: software license fees and service revenue. Software license fees include revenue from non-cancelable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products marketed and/or distributed by the Company. Software license fee revenue is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition, which requires evidence of an arrangement, shipment of the software, that fees be fixed and determinable, and that collection be considered probable.

    The Company's service revenue is comprised of software maintenance fees and fees for consulting and training services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement, which is typically one year. Consulting service revenue, which is not essential to the functionality of the software products, is recognized as the services are performed.

     The following table sets forth for the periods indicated the Company's condensed consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase period over period for the three months ended December 31, 1997 and 1998.




                                                     THREE MONTHS ENDED DEC. 31,
                                                     ---------------------------
                                                      % OF TOTAL       % OF $
                                                       REVENUE         INCREASE
                                                     -------------     ---------
                                                     1997     1998      97 to 98
                                                     ----     ----     ---------
Revenue:
  Software license fees ......................        32%      28%         11%
  Service revenue ............................        68       72          30
                                                     ---      ---
     Total revenue ...........................       100      100          24
                                                     ---      ---
Operating costs and expenses:
  Cost of software license fees ..............         6        6          24
  Cost of services ...........................        29       31          37
  Research and development ...................        17       17          31
  Sales and marketing ........................        34       33          20
  General and administrative .................        10        8           2
                                                     ---      ---
     Total operating costs and expenses.......        96       95          25
                                                     ---      ---
Income from operations .......................         4        5          (2)
                                                     ---      ---
Other income, net ............................         2        1           9
                                                     ---      ---
Income before provision
  for income taxes ...........................         6        6           1
Provision  for income
  taxes ......................................         2        2           1
                                                     ---      ---
Net income ...................................         4%       4%          1%
                                                     ===      ===



QUARTER ENDED DECEMBER 31, 1998 COMPARED TO QUARTER ENDED DECEMBER 31, 1997

     REVENUE. Total revenue increased 24%, from $24.2 million for the quarter ended December 31, 1997 to $30.1 million for the quarter ended December 31, 1998. The increase was due to a greater overall market acceptance of the Company's products and the addition of revenue from Windows NT products. In addition, with each license agreement entered into, consulting services and maintenance are typically also contracted resulting in an increase in service revenue as the contracted services are delivered. Revenue from consulting services continued to grow, driven by a widespread shortage of skilled technical personnel and additional service offerings from Infinium.

     Revenue in North America (United States and Canada) increased 24%, from $22.3 million for the quarter ended December 31, 1997 to $27.7 million for the quarter ended December 31, 1998. This is representative of 92% of total revenue for the first quarter of fiscal year 1999 and is unchanged compared to the first quarter of fiscal year 1998. EMEA (Europe, Middle East and Africa) revenue increased 18% from $1.7 million for the quarter ended December 31, 1997 to $2.0 million for the quarter ended December 31, 1998 while its percentage of total revenue remained unchanged at 7%. Other international regions, including Asia-Pacific and Latin America, contributed 1% of total revenue for both the first quarter of fiscal year 1998 and 1999. Revenue derived from the IBM AS/400 platform represented 88% of total revenue while revenue derived from the Windows NT platform represented 12% for the first quarter ended December 31, 1998 compared to 97% and 3%, respectively, for the first quarter ended December 31, 1997.

     Software license fee revenue increased 11%, from $7.7 million for the quarter ended December 31, 1997 to $8.5 million for the quarter ended December 31, 1998. The growth was due primarily to the sale of NT applications in addition to AS/400 applications. For the first quarter of fiscal year 1999, software license fee revenue derived from Windows NT products was $1.9 million or 22% of total software license fees compared to $0.5 million or 6% of software license fees from the first quarter of fiscal year 1998. All other software license fee revenue was derived from IBM AS/400 transactions.

     Service revenue increased 30%, from $16.5 million for the quarter ended December 31, 1997 to $21.5 million for the quarter ended December 31, 1998. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance and consulting services revenue. Also contributing to the increase in consulting services revenue was an increase in larger consulting service engagements as well as increased service offerings.

     The table below summarizes the composition and growth in the Company's service revenue.


                                              THREE MONTHS ENDED DECEMBER 31,
                                             --------------------------------
                                            (in thousands)        %  INCREASE
                                             1997      1998         97 TO 98
                                             ----      ----         --------
     Maintenance fee revenue              $ 8,936     $10,361          16%
     Consulting services revenue            7,580      11,184           48
                                          -------     -------
       Total service revenue              $16,516     $21,545          30%
                                          =======     =======

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sale of third party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees increased 24%, from $1.5 million for the quarter ended December 31, 1997 to $1.9 million for the quarter ended December 31, 1998. Cost of software license fees as a percentage of software license fee revenue increased from 20% for the quarter ended December 31, 1997 to 23% for the quarter ended December 31, 1998. The increase in the dollar amount and as a percentage is attributed to an increase in software license fees as well as to royalties on third party product software sales as well as to an increase in amortization of capitalized software.

     COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of Infinium Software products. Cost of services increased 37%, from $6.9 million for the quarter ended December 31, 1997 to $9.5 million for the quarter ended December 31, 1998. Cost of services as a percentage of service revenue increased from 42% for the quarter ended December 31, 1997 to 44% for the quarter ended December 31, 1998. The increase in the cost of services as a percentage of service revenue is attributed to the relative increase in the amount of consulting services versus maintenance at a lower gross margin. The increase in dollar amount of such costs resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, a continued growth in the customer base and an increase in the use of third party contractors.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities and computer and communications overhead, and third party contractor costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses increased 31% from $4.0 million for the quarter ended December 31, 1997 to $5.3 million for the quarter ended December 31, 1998. Research and development expense as a percentage of total revenue was 17% for both the first quarter of fiscal year 1998 and fiscal year 1999. The increase in research and development expenses was due primarily to increased NT platform development initiatives during the period. In addition to AS/400 platform development efforts, the Company continues to invest in the further development of its human resource and financial management product line designed exclusively for the Microsoft NT server market. The Company capitalized $1.0 million of software development costs for the quarter ended December 31, 1997 compared to $1.7 million of software development costs for the quarter ended December 31, 1998. There were no research funding offsets during the quarters ending December 31, 1997 and 1998.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities, and computers and communications costs for direct sales offices. Sales and marketing expenses increased 20% from $8.3 million for the quarter ended December 31, 1997 to $9.9 million for the quarter ended December 31, 1998. The increase was attributable to increased staffing in both the direct sales force and marketing organization as well as an increase in commission expense associated with higher revenue. Sales and marketing expense as a percentage of total revenue was 34% and 33% for the first quarter of fiscal year 1998 and fiscal year 1999, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel and related facilities and computers and communication overhead, as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses increased 2% from $2.3 million for the quarter ended December 31, 1997 to $2.4 million for the quarter ended December 31, 1998. General and administrative expense as a percentage of total revenue was 10% and 8% for the first quarter of fiscal year 1998 and fiscal year 1999, respectively. The increase in dollar amount was primarily due to an increase in staffing offset by a decrease in the provision for doubtful accounts.

     PROVISION FOR INCOME TAXES. The provision for federal, state and foreign income taxes remained constant at $0.5 million on an effective income tax rate of 32% for both the quarter ended December 31, 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had cash, cash equivalents and marketable securities of $41.8 million resulting from a net use of cash, cash equivalents and marketable securities of $4.5 million during the first three months of fiscal year 1999. Operating activities consumed $0.9 million while $1.7 million was used to fund capitalized software and $1.9 million was used for purchases of computers and equipment.

     Days sales outstanding ("DSO") remained unchanged at 73 days at December 31, 1998 compared to September 30, 1998. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next.

     Deferred revenue decreased $2.3 million, from $37.6 million at September 30, 1998 to $35.3 million at December 31, 1998. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component due to increased services delivery during the quarter ended December 31, 1998 coupled with the seasonal decline in new customer bookings typically experienced during the first fiscal quarter of a year. The deferred software license fee and maintenance revenue components of deferred revenue remained relatively consistent at December 31, 1998 compared to September 30, 1998.

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

IMPACT OF THE YEAR 2000

     The Year 2000 issue relates primarily to computer software and operating systems in which dates have been abbreviated. Unless corrected, these systems may recognize the date of "January 1, 2000" as "January 1, 1900". As a result, computer software and operating systems used by many companies may need to be upgraded to comply with Year 2000 requirements. The Company has instituted a Year 2000 project in which Year 2000 issues are assessed and addressed in the development of its software systems, its relationships with third parties, and its internal operating systems.

     The human resource, financial management, materials management, and process manufacturing systems owned, developed, and marketed by the Company to run on the IBM AS/400 and the Microsoft Windows NT servers are designed to store four digit date formats for years and to process (calculate, compare, and sequence) date/time data from the twentieth century into the twenty-first century. Beginning in 1995, in anticipation of the Year 2000, the Company began testing its systems for defects in date formats. The Company has developed Year 2000 plans under which that testing will continue through the Year 2000 on currently available releases and as new releases of the software systems are developed. The Company is certified by the Information Technology Association of America
(ITAA) regarding Year 2000 methods and processes used in the development of its AS/400 products. The Company has not sought ITAA certification for the methods and processes used in the development of its other software systems. Although the software systems developed by the Company are designed to be Year 2000 compliant and are being tested for compliance on an ongoing basis, there can be no assurance that such software systems do not contain undetected errors or defects or that, when combined or interoperating with other hardware, software, firmware, or modifications that are not fully compliant, will process data in a matter that is Year 2000 compliant. Additionally, some of the Company's customers are running older versions of the systems, which may have defects in date formats. The Company encourages its customers to migrate to current product versions so that they will get the benefit of all error and defect corrections that are currently available. Because the Company is in the business of selling computer system products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its products is likely to be greater than that of companies in other industries. The outcomes of any Year 2000 claims and the impact of such claims on the Company cannot be determined at this time; such outcomes will depend on the facts and circumstances of each situation and an evolving state of law as these types of claims are addressed by the legal systems worldwide.

     The Company's financial management and human resource management internal business information systems are primarily made up of the same commercial application software products developed and marketed by the Company to end users. The Company does not expect any significant Year 2000 compliance issues to arise in connection with those primary information systems.

     The Company has completed the first two phases of its Year 2000 project related to third parties with whom it has development, marketing, services, and other types of relationships, as well as third parties from whom the Company acquires supplies for it internal operations. Those phases were preparing an inventory of such third parties and assigning priorities for such third parties. Additionally, the Company is in the midst of the third phase of the project, which is to obtain from third parties that are material to the business of the Company responses to questionnaires regarding Year 2000 readiness of the third party and its products. This phase is expected to be completed by March 1999. In the final phases of this part of the Company's Year 2000 project, the Company will be testing material items (scheduled for completion by June 1999), repairing or replacing material items that are determined not to be Year 2000 compliant (scheduled for completion by September 1999), and designing and implementing contingency and business continuation plans (scheduled for completion by June 1999).

     The total cost associated with the Year 2000 project is not expected to be material to the Company's financial position. The Company has not separately tracked costs of the Year 2000 project but has, as part of its existing operating budget, budgeted the anticipated costs related to both efforts in the Research and Development organization to continue ongoing testing of the Company's systems and to begin testing of third party products, and efforts in its Internal Systems organization to test other third party products and repair or replace internal systems.

     The Company believes that the Year 2000 problem has resulted, on balance, in an increased demand for its software systems, because of the speed in which customers can implement the Company's systems. Such demand is subject to change as the Year 2000 draws closer and as the lead time to complete required system implementation precludes system replacement as a timely solution to the Year 2000 issue. Additionally, as the Year 2000 approaches, potential customers may consider outsourcing their system needs to data center outsourcing and service bureau alternatives. Also, application software system acquisitions may slow down as potential customers decide to postpone acquisitions and implementations which are not required by their own Year 2000 projects. The Company's ability to accurately forecast the impact of these issues on the software industry and on its own quarter to quarter revenue is limited.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition.

    None of the Company's customers, on its own, is considered material to the business of the Company and none are being contacted regarding its own Year 2000 readiness. Other third parties are being contacted as part of the Company's Year 2000 Project, as described above. The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of the material third parties with which it has relationships. The Company believes that, with the implementation of new business systems and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and the euro and adopted the euro as their common legal currency on that date.

     The Company does not believe that the consequences of the euro conversion at January 1, 1999 will have a material impact on the Company's results of operations, liquidity, or financial condition. The Company's revenue from Europe was approximately 6% of the Company's revenue in fiscal 1998.

     The Company has modified the financial, human resource, and material management application software products it has developed and marketed to end users so that the systems, as modified, substantially comply with the euro currency requirements known generally as `triangulation' and as `no compulsion/no prohibition,' as described under Articles 3,4, and 5 of Council Regulation (EC) No. 1103/7 of 17 June 1997 on certain provisions relating to the introduction of the euro. Such modifications have been made generally available to its customers. Despite the foregoing, there can be no assurance that such software products will not contain undetected errors or defects or that, when combined or interoperating with other hardware, software, firmware or modifications which have not been modified for euro conversion, will convert currency data in a manner compliant with the euro conversion adopted by the member countries.

     The Company's financial management and human resource management internal business information systems are primarily made of the same commercial application software products developed and marketed by the Company to end users. Once those systems have been modified as provided above, the Company does not expect significant euro conversion issues to arise in connection with those primary internal business information systems.

     The Company has begun to identify and ensure that all other euro conversion compliance issues are addressed.

FACTORS AFFECTING FUTURE PERFORMANCE

     The Company's quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Company's common stock. Quarterly revenue and operating results may fluctuate as a result of a variety of factors, including the Company's lengthy sales cycle, the proportion of revenue attributable to license fees versus service revenue, changes in the level of operating expenses, demand for the Company's products, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry, the Year 2000 and euro conversion issues described above, and general economic conditions. Further, the purchase of the Company's products often involves a significant commitment of capital by its customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company historically has operated with little software license backlog because its software products are generally shipped as orders are received. The Company has often recognized a substantial portion of its revenue in the last month of the quarter and often in the last week of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month or last week of that quarter. Accordingly, a small variation in the timing of recognition of revenue for specific transactions is likely to adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of its expected future revenue and only a small portion of the Company's expenses vary with its revenue. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

     The Securities and Exchange Commission (SEC) has recently raised issues regarding the methodologies used in the allocation of purchase price to in-process research and development (R&D) acquired and has required some companies to adjust or restate prior period earnings to reduce allocations to in-process R&D, thereby increasing intangible assets and future amortization expense. While the Company believes its in-process R&D allocation is appropriate, if the SEC were to require that the allocation be changed, this would result in higher amortization expense, which would adversely impact future operating results in addition to a restatement of historical operating results. During fiscal year 1998, the Company acquired all of the outstanding capital stock of Cort Directions, Inc., (Cort), a privately held software concern which primarily developed and marketed a payroll application for the Microsoft NT platform. The transaction was consummated for $7,857 in cash as well as $375 of acquisition costs. The amount allocated to in-process research and development was determined by an independent appraiser and represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, this amount of $7,796 was charged to operations at the acquisition date.

     The Company's business has experienced and is expected to continue to experience significant seasonality. In recent years, the Company has experienced greater demand for its products in its fourth fiscal quarter and has experienced lower revenue in its succeeding first and second fiscal quarters. The fluctuations are caused primarily by customer purchasing patterns and the Company's sales recognition programs which reward and recognize sales personnel on the basis of achievement of annual performance quotas. Due to the foregoing factors and the factors set forth under "Results of Operations" above, it is likely that in some future quarter the Company's operating results will be below the expectations of the Company and public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

     The business applications software market is characterized by rapid technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend in part on its ability to enhance products and services and to develop and introduce new products and services to meet changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards; that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products and enhancements; or that any new products and product enhancements it may introduce will achieve market acceptance. In addition, there can be no assurance that the Company will not encounter product development delays in the future or that, despite testing by the Company, errors will not be found in new products or product enhancements after commencement of commercial shipments, resulting in loss of market share, delay in market acceptance, or warranty claims which could have a material adverse effect upon the Company's business, operating results and financial condition.

     As the Company's primary current source of revenue comes from customers using IBM midrange computers, future revenue from licenses of present products and sales of services and recurring maintenance revenue are therefore dependent on continued widespread use of the AS/400 and the continued support of such computers by IBM. In addition, because the Company's current AS/400 product line requires the use of IBM's OS/400 operating system, the Company may be required to adapt its products to any changes made in such operating system in the future. The Company's inability to adapt to future changes in the OS/400 operating system, or delays in doing so, could have a material adverse effect on the Company's business, operating results and financial condition.

     A portion of the Company's revenue comes from customers using Microsoft NT servers. In addition, the Company is continuing to develop additional software applications to operate on the Microsoft Windows NT operating system as well as to operate over the Internet and within corporate intranets. The Company's development and implementation of versions of its business software applications to run on Microsoft Windows NT servers involves more intense competition from a larger number of competitors. Although the Company has been successful in generating revenue from these new products, there can be no assurance that the Company will continue to be able to compete successfully against current or future competitors.

     The Company's continued growth and success depend to a significant extent on the continued services of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. The Company does not have long-term employment or non-competition agreements with its employees. The loss of key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company.

     The business applications software market is highly competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timely development and introduction of new products and product enhancements, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company believes that competition in its industry is undergoing rapid change and that the barriers to competition between market segments that have previously existed are decreasing. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server business applications software market continues to develop and expand. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which would have a material adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, operating results and financial condition.

     Revenue from customers outside North America represented 11%, 11% and 7% of the Company's total revenue in fiscal 1996, 1997 and 1998, respectively. The Company believes that its revenue and future operating results will depend, in part, on its ability to increase sales in international markets. There can be no assurance that the Company will be able to maintain or increase its current level of international revenue. An important part of the Company's strategy is to expand its indirect distribution channels in international markets. There can be no assurance that the Company will be able to attract and retain international distributors and resellers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to attract and retain important resellers could materially and adversely affect the Company's business, operating results and financial condition. Other risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payments cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors would not have a material adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

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

     Dated: February 12, 1999

                                              INFINIUM SOFTWARE, INC.
                                              by:


                                              /s/ DANIEL J. KOSSMANN
                                              ----------------------------------
                                              Daniel J. Kossmann
                                              Chief Financial Officer

                             INFINIUM SOFTWARE, INC.

                                  EXHIBIT INDEX



         EXHIBIT
         NUMBER                    DESCRIPTION                           PAGE
         -------                   -----------                           ----
           27                 Financial Data Schedule                     19


