Form 10-Q
period 1999-03-31
INFINIUM SOFTWARE INC
filed 1999-05-14
CIK 1002044

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from __________ to __________

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of the registrant's Common Stock on April 30, 1999 was 12,459,961.

================================================================================

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

  ITEM 1. Financial Statements

               Condensed Consolidated Balance Sheet
                  at September 30, 1998 and  March 31, 1999................    3

               Condensed Consolidated Statement of Operations
                  for the three and six months ended
                  March 31, 1998 and 1999..................................    4

               Condensed Consolidated Statement of Cash Flows
                  for the six months ended March 31, 1998 and 1999.........    5

               Notes to Condensed Consolidated Financial Statements........  6-8

  ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 8-17

  ITEM 3.      Quantitative and Qualitative Disclosures
                  about Market Risk .......................................   17

PART II - OTHER INFORMATION

  ITEMS 1.- 3. Not applicable .............................................   18

  ITEM 4.      Submission of Matters to a Vote of Security Holders ........   18

  ITEM 5.      Not applicable .............................................   18

  ITEM 6.      Exhibits and Reports on Form 8-K ...........................   18

SIGNATURES.................................................................   19

EXHIBIT INDEX..............................................................   20

EXHIBITS...................................................................   21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             INFINIUM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    SEPTEMBER 30,     MARCH 31,
                                                                        1998            1999
                                                                    ------------      --------
                                                                                     (UNAUDITED)
                                ASSETS

Current assets:
  Cash and cash equivalents ........................................  $ 12,708        $ 12,629
  Marketable securities at fair market value .......................    33,585          30,601
  Accounts receivable, less allowance for doubtful accounts
      of $1,650 and $1,725 at September 30, 1998 and
      March 31, 1999, respectively .................................    27,383          25,822
  Deferred income taxes ............................................     2,482           2,482
  Prepaid expenses and other current assets ........................     6,103           5,679
                                                                      --------        --------
            Total current assets ...................................    82,261          77,213
                                                                      --------        --------
  Property and equipment, net ......................................     7,442           9,253
  Capitalized software development costs, net ......................     9,643          10,516
  Goodwill and other intangible assets, net ........................     2,245           1,964
  Deferred income taxes ............................................     1,731           1,731
  Other assets .....................................................     3,093           3,071
                                                                      --------        --------
            Total assets ...........................................  $106,415        $103,748
                                                                      ========        ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................  $  8,136        $  8,877
  Accrued expenses .................................................    14,672          12,432
  Income taxes payable .............................................     3,068           1,701
  Deferred revenue .................................................    35,991          34,658
                                                                      --------        --------
            Total current liabilities ..............................    61,867          57,668
                                                                      --------        --------
Deferred revenue ...................................................     1,586           1,529
                                                                      --------        --------
            Total liabilities ......................................    63,453          59,197
                                                                      --------        --------
Common stock, $.01 par value; authorized 40,000 shares,
      issued and outstanding 12,517 and 12,460 shares at
      September 30, 1998 and March 31, 1999, respectively ..........       126             126
Additional paid-in capital .........................................    36,644          36,779
Retained earnings ..................................................     7,804           8,883
Cumulative translation adjustment ..................................      (319)           (327)
                                                                      --------        --------
                                                                        44,255          45,461
  Less: treasury stock at cost, 89 and 147 shares at
      September 30, 1998 and March 31, 1999, respectively ..........    (1,293)           (910)
                                                                      --------        --------
            Total stockholders' equity .............................    42,962          44,551
                                                                      --------        --------
            Total liabilities and stockholders' equity .............  $106,415        $103,748
                                                                      ========        ========






The accompanying notes are an integral part of the condensed consolidated financial statements

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              MARCH 31,               MARCH 31,
                                                         -------------------     ------------------
                                                          1998        1999        1998       1999
                                                         -------     -------     -------    -------
Revenue:
  Software license fees .............................    $ 8,878     $ 9,237     $16,596    $17,775
  Service revenue ...................................     17,240      22,128      33,756     43,673
                                                         -------     -------     -------    -------
          Total revenue .............................     26,118      31,365      50,352     61,448
                                                         -------     -------     -------    -------
Operating costs and expenses:
  Cost of software license fees .....................      1,487       2,353       3,036      4,280
  Cost of services ..................................      7,879      10,262      14,795     19,712
  Research and development ..........................      4,484       4,952       8,510     10,213
  Sales and marketing ...............................      8,559      10,253      16,814     20,182
  General and administrative ........................      2,121       2,953       4,457      5,338
                                                         -------     -------     -------    -------
          Total operating costs and expenses ........     24,530      30,773      47,612     59,725
                                                         -------     -------     -------    -------

Income from operations ..............................      1,588         592       2,740      1,723
Other income, net ...................................        448         311         845        742
                                                         -------     -------     -------    -------
Income before provision for income taxes ............      2,036         903       3,585      2,465
Provision for income taxes ..........................        651         289       1,147        789
                                                         -------     -------     -------    -------
Net income ..........................................    $ 1,385     $   614     $ 2,438    $ 1,676
                                                         =======     =======     =======    =======

Basic earnings per share ............................    $  0.11     $  0.05     $  0.20    $  0.13
                                                         =======     =======     =======    =======
Diluted earnings per share ..........................    $  0.10     $  0.05     $  0.18    $  0.13
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

                           INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                           --------------------
                                                                             1998        1999
                                                                           --------     -------
Cash flows from operating activities:
  Net income ...........................................................   $  2,438     $ 1,676
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization .....................................      3,203       4,389
     Allowance for doubtful accounts ...................................        458         175
     Deferred income taxes .............................................         45          --
     Changes in operating assets and liabilities:
         Accounts receivable ...........................................        (94)      1,327
         Prepaid expenses and other current assets .....................       (829)        389
         Other assets ..................................................       (328)         17
         Accounts payable ..............................................        (54)        755
         Accrued expenses ..............................................        (99)     (2,202)
         Income taxes payable ..........................................        485      (1,183)
         Deferred revenue                                                     1,284      (1,291)
                                                                           --------     -------
           Net cash provided by operating activities ...................      6,509       4,052
                                                                           --------     -------

Cash flows from investing activities:
  Purchase of marketable securities ....................................    (18,164)     (9,774)
  Sale of marketable securities ........................................     14,569      12,758
  Purchase of property and equipment ...................................     (1,457)     (3,609)
  Capitalization of software development costs .........................     (1,907)     (3,250)
                                                                           --------     -------
           Net cash used in investing activities .......................     (6,959)     (3,875)
                                                                           --------     -------
Cash flows from financing activities:
  Proceeds from exercise of stock options and
    employee stock purchase plan .......................................      1,783         328
  Purchase of treasury stock ...........................................       (400)       (542)
                                                                           --------     -------
           Net cash provided by (used in) financing activities .........      1,383        (214)
                                                                           --------     -------
Effect of foreign exchange rate changes on cash ........................        (97)        (42)
                                                                           --------     -------
Net increase (decrease) in cash and cash equivalents ...................        836         (79)
                                                                           --------     -------
Cash and cash equivalents, beginning of period .........................      9,779      12,708
                                                                           --------     -------
Cash and cash equivalents, end of period ...............................   $ 10,615     $12,629
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

                            INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The information at March 31, 1998 and 1999 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six month periods ended March 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

2.   STOCK REPURCHASE PROGRAM

     In February 1998, the Company announced that it would be initiating a stock repurchase program of up to $6,000 of common stock to use to meet requirements of its employee stock option and stock purchase plans. No minimum number or value of shares to be repurchased has been fixed nor has a time limit as to the duration of the program been established. The Company repurchased 191 shares at a cost of $2,944 and reissued 102 shares during the year ended September 30, 1998. The Company repurchased 120 shares at a cost of $542 for the six months ended March 31, 1999 and reissued 62 shares during that same six month period.

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

4.   COMPREHENSIVE INCOME

     In the first quarter of fiscal 1999, the Company adopted SFAS No.130 Reporting Comprehensive Income. This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income, cumulative translation adjustments and realized gains and losses on available-for-sale securities. Foreign currency translation adjustments resulted in a loss of $36 and a gain of $9 for the three months ended March 31,1998 and 1999, respectively with losses of

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

4.   COMPREHENSIVE INCOME, CONTINUED

$72 and $8 for the six months ended March 31, 1998 and 1999, respectively. There were no unrealized gains or losses on available-for-sale securities for the three months ended March 31, 1998 and 1999.

5.   WRITE-OFF OF CAPITALIZED SOFTWARE COSTS

    During the second quarter of 1999, the Company wrote-off $430 of capitalized third party developed software costs related to a product the Company no longer plans to market and which had no alternative future use.

6.   LEGAL SETTLEMENT

     The Company settled a dispute with a former business partner for $350 during the quarter. The payment is classified within general and administrative expense.

7.   NET INCOME PER COMMON SHARE

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

     The computation of basic and diluted earnings per share for the three and six months ended March 31, 1998 and 1999 is as follows:

                                                              THREE MONTHS ENDED
                                          ----------------------------------------------------------
                                                  MARCH 31, 1998                 MARCH 31, 1999
                                          ---------------------------    ---------------------------
                                          INCOME   SHARES   PER SHARE    INCOME   SHARES   PER SHARE
                                          ------   ------   ---------    ------   ------   ---------
BASIC EARNINGS PER SHARE:
  Income available to
    common stockholders                   $1,385   12,363      $0.11      $614    12,510      $0.05
                                          ======               =====      ====                =====
EFFECT OF DILUTIVE SECURITIES:
  Stock options                                     1,508                            128
                                                   ------                         ------
DILUTED EARNINGS PER SHARE:
 Income available to
   common stockholders                    $1,385   13,871      $0.10      $614    12,638      $0.05
                                          ======   ======      =====      ====    ======      =====


                            INFINIUM SOFTWARE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

7.      NET INCOME PER COMMON SHARE...CONTINUED

                                                              SIX MONTHS ENDED
                                          ----------------------------------------------------------
                                                  MARCH 31, 1998                 MARCH 31, 1999
                                          ---------------------------    ---------------------------
                                          INCOME   SHARES   PER SHARE    INCOME   SHARES   PER SHARE
                                          ------   ------   ---------    ------   ------   ---------

BASIC EARNINGS PER SHARE:
  Income available to
    common stockholders                   $2,438   12,287     $0.20      $1,676   12,514    $0.13
                                          ======              =====      ======             =====
EFFECT OF DILUTIVE SECURITIES:
  Stock options                                     1,526                            231
                                                   ------                         ------
DILUTED EARNINGS PER SHARE:
 Income available to
    common stockholders                   $2,438   13,813     $0.18      $1,676   12,745    $0.13
                                          ======   ======     =====      ======   ======    =====



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

OVERVIEW

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the Company's condensed consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase period over period for the three and six months ended March 31, 1998 and 1999.


                                       THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                       ---------------------------      -------------------------
                                         % OF TOTAL       % OF $        % OF TOTAL         % OF
                                          REVENUE         INCREASE         REVENUE       INCREASE
                                       -------------      --------      ------------     --------
                                       1998     1999      98 TO 99      1998    1999     98 TO 99
                                       ----     ----      --------      ----    ----     --------
Revenue:
  Software license fees .............   34%      29%          4%         33%      29%         7%
  Service revenue ...................   66       71          28          67       71         29
                                       ---      ---                     ---      ---
     Total revenue ..................  100      100          20         100      100         22
                                       ---      ---                     ---      ---
Operating costs and expenses:
  Cost of software license fees .....    6        7          58           6        7         41
  Cost of services ..................   30       33          30          30       32         33
  Research and development ..........   17       16          10          17       16         20
  Sales and marketing ...............   33       33          20          33       33         20
  General and administrative ........    8        9          39           9        9         20
                                       ---      ---                     ---      ---
       Total operating costs and
         expenses ...................   94       98          25          95       97         25
                                       ---      ---                     ---      ---
Income from operations ..............    6        2         (63)          5        3        (37)
                                       ---      ---                     ---      ---
Other income, net ...................    2        1         (31)          2        1        (12)
                                       ---      ---                     ---      ---
Income before provision
  for income taxes ..................    8        3         (56)          7        4        (31)
Provision  for income taxes .........    2        1         (56)          2        1        (31)
                                       ---      ---                     ---      ---
Net income ..........................    6%       2%        (56)%         5%       3%       (31)%
                                       ---      ---                     ---      ---



QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

     REVENUE. Total revenue increased 20%, from $26.1 million for the quarter ended March 31, 1998 to $31.4 million for the quarter ended March 31, 1999. The increase was primarily due to increased demand for the Company's services driven by additional service offerings, an increase in the installed base and larger consulting service engagements.

     Revenue in North America (United States and Canada) increased 23%, from $23.7 million for the quarter ended March 31, 1998 to $29.2 million for the quarter ended March 31, 1999. This represents 91% of total revenue for the second quarter of fiscal year 1998 and 93% of total revenue for the second quarter of fiscal year 1999. EMEA (Europe, Middle East and Africa) revenue decreased 13% from $2.2 million for the quarter ended March 31, 1998 to $1.9 million for the quarter ended March 31, 1999, representing 8% of total revenue for the second quarter of fiscal year 1998 and 6% of total revenue for the second quarter of fiscal year 1999. Other international regions, including Asia-Pacific and Latin America, contributed 1% of total revenue for both the second quarter of fiscal year 1998 and 1999. Revenue derived from the IBM AS/400 platform represented 88% of total revenue while revenue derived from the Windows NT platform represented 12% for the second quarter ended March 31, 1999 compared to 96% and 4%, respectively, for the second quarter ended March 31, 1998.

     Software license fee revenue increased 4%, from $8.9 million for the quarter ended March 31, 1998 to

$9.2 million for the quarter ended March 31, 1999. The growth was due primarily to the sale of the Company's NT applications offset by a decline in sales of its AS400 applications. For the second quarter of fiscal year 1999, software license fee revenue derived from Windows NT products was $2.2 million or 24% of total software license fees compared to $0.5 million or 6% of software license fees from the second quarter of fiscal year 1998. All other software license fee revenue was derived from IBM AS/400 transactions.

     Service revenue increased 28%, from $17.2 million for the quarter ended March 31, 1998 to $22.1 million for the quarter ended March 31, 1999. The increase was primarily attributable to an increase in additional services offerings and an increase in the Company's installed base. Also contributing to the increase in consulting services revenue was an increase in larger consulting service engagements.

     The table below summarizes the composition and growth in the Company's service revenue:

                                                  THREE MONTHS ENDED MARCH 31,
                                              ----------------------------------
                                                (in thousands)        % INCREASE
                                                1998       1999       98 TO 99
                                              -------    -------      ----------
Maintenance fee revenue                       $ 9,329    $10,487         12%
Consulting services revenue                     7,911     11,641         47
                                              -------    -------
  Total service revenue                       $17,240    $22,128         28%
                                              =======    =======



     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties from the sale of third party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees increased 58%, from $1.5 million for the quarter ended March 31, 1998 to $2.4 million for the quarter ended March 31, 1999. Cost of software license fees as a percentage of software license fee revenue increased from 17% for the quarter ended March 31, 1998 to 25% for the quarter ended March 31, 1999. The increase in the dollar amount and as a percentage is attributed primarily to an increase in amortization of capitalized software related to the release of new NT products as well as the write-off of a product the Company no longer plans to sell.

     COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of Infinium Software products. Cost of services increased 30%, from $7.9 million for the quarter ended March 31, 1998 to $10.3 million for the quarter ended March 31, 1999. Cost of services as a percentage of service revenue was 46% for both the second quarter of fiscal year 1998 and fiscal year 1999. The increase in dollar amount of such costs resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, a continued growth in the customer base and an increase in the use of third party contractors.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities and computer and communications overhead, and third party contractor costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses increased 10% from $4.5 million for the quarter ended March 31, 1998 to $5.0 million for the quarter ended March 31, 1999. Research and development expense as a percentage of total revenue was 17% for the quarter ended March 31, 1998 and 16% for the quarter ended March 31,1999. The increase in research and development expenses was due primarily to increased spending on NT platform development initiatives during the period. In addition to AS/400 platform development efforts, the Company continues to invest in the further development of its human resource and financial management product line designed exclusively for the Microsoft NT server market. The Company capitalized $0.9 million of software development costs for the quarter ended March 31, 1998 compared to $1.5 million of software development costs for the quarter ended March 31, 1999.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities, and computers and communications costs for direct sales offices. Sales and marketing expenses increased 20% from $8.6 million for the quarter ended March 31, 1998 to $10.3 million for the quarter ended March 31, 1999. The increase was attributable to increased staffing in both the direct sales force and marketing organization as well as an to increased promotional expense and increased commission expense associated with higher revenue. Sales and marketing expense as a percentage of total revenue was 33% for both the second quarter of fiscal year 1998 and fiscal year 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel and related facilities and computers and communication overhead, as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses increased 39% from $2.1 million for the quarter ended March 31, 1998 to $3.0 million for the quarter ended March 31, 1999. General and administrative expense as a percentage of total revenue was 8% and 9% for the second quarter of fiscal year 1998 and fiscal year 1999, respectively. The increase in dollar amount was primarily due to expenses relating to the handling and resolution of a dispute with a former business partner and to a lesser extent to increased staffing costs.

     PROVISION FOR INCOME TAXES. The provision for federal, state and foreign income taxes decreased 56% from $0.7 million for the quarter ended March 31, 1998 to $0.3 million for the quarter ended March 31, 1999. The effective income tax rate was 32% for both the quarter ended March 31, 1998 and 1999.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

     REVENUE. Total revenue increased 22%, from $50.4 million for the six months ended March 31, 1998 to $61.4 million for the six months ended March 31, 1999. Software license fee revenue increased 7%, from $16.6 million for the six months ended March 31, 1998 to $17.8 million for the six months ended March 31, 1999. The increase in software license fees was due to greater overall market acceptance of the Company's Windows NT products. Service revenue increased 29%, from $33.8 million for the six months ended March 31, 1998 to $43.7 million for the six months ended March 31, 1999. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance revenue and consulting service revenue. Additionally, revenue from consulting services continued to grow due to increased service offerings and larger consulting service engagements.

     The following table sets forth a comparative breakout of the components of service revenue.

                                                    SIX MONTHS ENDED MARCH 31,
                                                --------------------------------
                                                  (IN THOUSANDS)      % INCREASE
                                                 1998       1999       98 TO 99
                                                -------    -------    ----------

Maintenance fee revenue                         $18,265    $20,848         14%
Consulting services revenue                      15,491     22,825         47
                                                -------    -------
  Total service revenue                         $33,756    $43,673         29%
                                                =======    =======

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees increased 41%, from $3.0 million for the six months ended March 31, 1998 to $4.3 million for the six months ended March 31, 1999. Cost of software license fees as a percentage of software license fee revenue increased from 18% for the six months ended March 31, 1998 to 24% for the six months ended March 31, 1999. The increase in the dollar amount and as a percentage of software license fee revenue is due to an increase in amortization of capitalized software costs related to the release of new NT products as well as to the write-off of a product the Company no longer plans to sell and to a lesser extent to an increase in software license fees as well as to royalties on third party product software sales.

     COST OF SERVICES. Cost of services increased 33%, from $14.8 million for the six months ended March 31, 1998 to $19.7 million for the six months ended March 31, 1999. Cost of services as a percentage of service revenue increased from 44% for the six months ended March 31, 1998 to 45% for the six months ended March 31, 1999. The increase in dollar amount and as a percentage of such costs resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, a continued growth in the customer base and an increase in the use of third party contractors.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 20%, from $8.5 million for the six months ended March 31, 1998 to $10.2 million for the six months ended March 31, 1999. The increase in research and development expense was due primarily to increased spending related to NT platform development initiatives during the current fiscal year. The Company capitalized $1.9 million of software development costs for the six months ended March 31, 1998 compared to $3.2 million of software development costs for the six months ended March 31, 1999. There were no research funding offsets during the six months ended March 31, 1999 compared to $30 for the six months ended March 31, 1998.

     SALES AND MARKETING. Sales and marketing expenses increased 20%, from $16.8 million for the six months ended March 31, 1998 to $20.2 million for the six months ended March 31, 1999. Sales and marketing expense as a percentage of total revenue was 33% for the first six months of both fiscal year 1998 and 1999. The increase in dollar amount was attributable to increased marketing activities, increased staffing in the direct sales force and to an increase in commission expense associated with higher revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 20%, from $4.5 million for the six months ended March 31, 1998 to $5.3 million for the six months ended March 31, 1999. General and administrative expenses as a percentage of total revenue were 9% for each of the six months ended March 31, 1998 and 1999. The increase in dollar amount was primarily due to expenses relating to the handling and resolution of a dispute with a former business partner and to a lesser extent increased staffing costs.

     PROVISION FOR INCOME TAXES. The provision for federal, state and foreign income taxes was $1.1 million and $0.8 million for the six months ended March 31, 1998 and March 31, 1999, respectively. The effective tax rate was 32% for both the six months ended March 31, 1998 and March 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash, cash equivalents and marketable securities of $43.2 million resulting from a net use of cash, cash equivalents and marketable securities of $3.1 million during the first six months of fiscal year 1999. Operating activities provided approximately $4 million and stock option and employee stock purchase plan exercises provided $300 while investments in fixed assets used $3.6 million, $3.3 million was used to fund capitalized software and purchases of treasury stock consumed $500.

     Days sales outstanding ("DSO") was 74 days as of March 31, 1999 compared to 73 days as of September 30, 1998. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next.

     Deferred revenue decreased $1.4 million, from $37.6 million at September 30, 1998 to $36.2 million at March 31, 1999. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component due to increased services delivery during the quarter ended March 31, 1999 coupled with the seasonal decline in new customer bookings typically experienced during the second fiscal quarter of a year.

     The Company is currently contemplating expanding its offering of complementary products and technology via third party software relationships and/or acquisition. In connection with the acquisition of Cort in June 1998, deferred consideration of $1.9 million is scheduled for payment within fiscal 1999. A payment in the amount of $952 was paid out in February 1999 and an additional $952 is scheduled for payment in June. Consummation of additional agreements may result in the use of cash, cash equivalents and marketable securities for prepaid royalties, development funding, and acquisition. Although there are no current agreements with respect to additional material acquisitions of complementary businesses, such transactions could, if they were to occur, require additional sources of financing.

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

    The human resource, financial management, materials management, and process manufacturing systems owned, developed, and marketed by the Company to run on the IBM AS/400 and the Microsoft Windows NT servers are designed to store four digit date formats for years and to process (calculate, compare, and sequence) date/time data from the twentieth century into the twenty-first century. Beginning in 1995, in anticipation of the Year 2000, the Company began testing its systems for defects in date formats. The Company has developed a Year 2000 plan under which that testing will continue through the Year 2000 on currently available releases and as new releases of the software systems are developed. The Company is certified by the Information Technology Association of America
(ITAA) regarding Year 2000 methods and processes used in the development of its AS/400 products. The Company has not sought ITAA certification for the methods and processes used in the development of its other software systems. Although the software systems developed by the Company are designed to be Year 2000 compliant and are being tested for compliance on an ongoing basis, there can be no assurance that such software systems do not contain undetected errors or defects or that, when combined or interoperating with other hardware, software, firmware, or modifications that are not fully compliant, will process data in a manner that is Year 2000 compliant. Additionally, some of the Company's customers are running older versions of the Company's systems, which may have defects in date formats. The Company encourages its customers to migrate to current product versions so that they will get the benefit of all error and defect corrections that are currently available. Because the Company is in the business of selling computer system products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its products is likely to be greater than that of companies in other industries. The outcomes of any Year 2000 claims and the impact of such claims on the Company cannot be determined at this time; such outcomes will depend on the facts and circumstances of each situation and the evolving state of the law as these types of claims are addressed by legal systems worldwide.

    The Company's financial management and human resource management internal business information systems are primarily made up of the same commercial application software products developed and marketed by the Company to end users. The Company does not expect any significant Year 2000 compliance issues to arise in connection with those primary information systems.

    The Company has substantially completed the three phases of its Year 2000 project related to third parties from whom it purchases development, marketing, other types of services as well as third parties from whom the Company acquires supplies for it internal operations. Those phases were preparing an inventory of such third parties, assigning priorities for such third parties, obtaining from third parties that are material to the business of the Company responses to questionnaires regarding Year 2000 readiness of the third party and its products. As the final phases of the Company's Year 2000 project related to third parties, the Company will be testing material items (scheduled for completion by June 1999), repairing or replacing material items that are determined not to be Year 2000 compliant (scheduled for completion by

September 1999), and designing and implementing contingency and business continuation plans (scheduled for completion by June 1999).

    The total cost associated with the Year 2000 project is not expected to be material to the Company's financial position. The Company has not separately tracked costs of the Year 2000 project but has, as part of its existing operating budget, budgeted the anticipated costs related to both efforts in the Research and Development organization to continue ongoing testing of the Company's systems and to begin testing of third party products, and efforts in the Internal Systems organization to test other third party products and repair or replace internal systems.

    The Company believes that the Year 2000 problem in general had resulted, earlier in this fiscal year, in an increased demand for its software systems, because of the speed in which customers can implement the Company's systems. Such demand is slowing down as the Year 2000 draws closer. Additionally, as the Year 2000 approaches, potential customers may consider outsourcing their system needs to data center outsourcing and service bureau alternatives. Also, application software system acquisitions may slow down as potential customers decide to postpone acquisitions and implementations which are not required by their own Year 2000 projects. The Company's ability to accurately forecast the impact of these issues on the software industry and on its own quarter to quarter revenue is limited.

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, the Company's normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition.

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

EURO CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and the euro and adopted the euro as their common legal currency on that date. In the year 2002, participating countries will adopt the euro as their single currency. Until that date, use of the euro is optional.

    The Company does not believe that the consequences of the euro conversion at January 1, 1999 have had or will have a material impact on the Company's results of operations, liquidity, or financial condition. The Company's revenue from Europe represented approximately 6% of the Company's total revenue in fiscal 1998. In addition, the Company has not conducted any business denominated in the euro nor does the Company anticipate any significant volume of such transactions during this initial phase of the transition to the euro.

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

FACTORS AFFECTING FUTURE PERFORMANCE

     The Company's quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Company's common stock. Quarterly revenue and operating results may fluctuate as a result of a variety of factors, including the slowing of application software purchases resulting from a market focus on preparations for the Year 2000, the Company's lengthy sales cycle, the proportion of revenue attributable to license fees versus service revenue, changes in the level of operating expenses, demand for the Company's products, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry, the Year 2000 and euro conversion issues described above, and general economic conditions. Further, the purchase of the Company's products often involves a significant commitment of capital by its customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company historically has operated with little software license backlog because its software products are generally shipped as orders are received. The Company has often recognized a substantial portion of its revenue in the last month of the quarter and often in the last week of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month or last week of that quarter. Accordingly, a small variation in the timing of recognition of revenue for specific transactions is likely to adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of its expected future revenue and only a small portion of the Company's expenses vary with its revenue. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

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

     A portion of the Company's revenue comes from customers using Microsoft NT servers. The Company is continuing to develop software applications which operate on the Microsoft Windows NT operating system as well as over the Internet and within corporate intranets. The Company's development and implementation of versions of its business software applications to run on Microsoft Windows NT servers involves more intense competition from a larger number of competitors. Although the Company has been successful in generating revenue from these new products, there can be no assurance that the Company will continue to be able to compete successfully against current or future competitors.

     The Company's continued growth and success depend to a significant extent on the continued services of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is increasingly intense due to lower overall unemployment rates and significant information technology-related spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. The Company does not have long-term employment or non-competition agreements with its employees. The loss of key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company.

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

     Revenue from customers outside North America represented 11%, 11% and 7% of the Company's total revenue in fiscal 1996, 1997 and 1998, respectively. The Company believes that its revenue and future operating results will depend, in part, on its ability to increase sales in international markets. There can be no assurance that the Company will be able to maintain or increase its current level of international revenue. An important part of the Company's strategy is to expand its indirect distribution channels in international markets. There can be no assurance that the Company will be able to attract and retain international distributors and resellers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to attract and retain important resellers could materially and adversely affect the Company's business, operating results and financial condition. Other risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors would not have a material adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes in the Company's exposure to market risk from September 30, 1998.

                           PART II - OTHER INFORMATION

Items 1. - 3.  Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

          (a) The Company's Annual Meeting of Stockholders was held on Friday, February 5, 1999.

          (b) Roland D. Pampel was elected as a Class III director at the meeting. The terms of Robert A. Pemberton and Frederick J. Lizza as Class I directors and Robert P. Schechter as a Class II director continued after the meeting.

          (c) At the meeting, the stockholders elected the Company's Class III director as follows:

                                                                        Broker
Name          For          Against      Withheld      Abstentions      Non-votes
-----         ---          -------      --------      -----------      ---------
Pampel     10,448,677      490,037

     In addition, the stockholders voted to amend the Company's 1995 Stock Plan to increase the number of shares of common stock available to grant under the Plan by one million shares and to approve the continuance of the Plan, as amended.
                                                                        Broker
             For           Against      Withheld      Abstentions      Non-votes
             ---           -------      --------      -----------      ---------
          5,218,757       2,372,213                    29,369          3,318,375

     Finally, the stockholders ratified the selection of the firm
PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending September 30, 1999.

                                                                        Broker
              For          Against      Withheld      Abstentions      Non-votes
              ---          -------      --------      -----------      ---------
          10,897,078       29,913                       11,723


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


Dated: May 14, 1999

                                             INFINIUM SOFTWARE, INC.

                                             by: /s/ DANIEL J. KOSSMANN
                                                 -------------------------------
                                                 Daniel J. Kossmann
                                                 Chief Financial Officer

                             INFINIUM SOFTWARE, INC.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                       DESCRIPTION                                  PAGE
------                       -----------                                  ----

  27                    Financial Data Schedule                            21