Form 10-Q
period 1999-06-30
INFINIUM SOFTWARE INC
filed 1999-08-13
CIK 1002044

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


The number of shares outstanding of the registrant's Common Stock on June 30, 1999 was 12,377,486.



--------------------------------------------------------------------------------

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                                                PAGE
PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements
                Condensed Consolidated Balance Sheet
                 at September 30, 1998 and June 30, 1999...................................       3

                Condensed Consolidated Statement of Operations
                 for the three and nine months ended June 30, 1998 and 1999................       4

                Condensed Consolidated Statement of Cash Flows
                 for the nine months ended June 30, 1998 and 1999..........................       5

                Notes to Condensed Consolidated Financial Statements.......................      6-8

  ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..................................................      9-19

  ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk...............       19

PART II - OTHER INFORMATION

  ITEMS 1. - 4.   Not applicable...........................................................       20

  ITEM 5.         Other Information........................................................       20

  ITEM 6.         Exhibits and Reports on Form 8-K.........................................       20

SIGNATURES.................................................................................       21

EXHIBIT INDEX..............................................................................       22

EXHIBITS...................................................................................       23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   SEPTEMBER 30,       JUNE 30,
                                                                                       1998              1999
                                                                                   -------------       --------
                                                                                                      (UNAUDITED)
                                  ASSETS
Current assets:
    Cash and cash equivalents..............................................          $ 12,708          $ 17,612
    Marketable securities at fair market value.............................            33,585            26,857
    Accounts receivable, less allowance for doubtful accounts of $1,650 and
      $1,828 at September 30, 1998 and June 30, 1999,

      respectively.........................................................            27,383            20,824
    Deferred income taxes..................................................             2,482             2,482
    Prepaid expenses and other current assets..............................             6,103             7,103
                                                                                     --------          --------
            Total current assets...........................................            82,261            74,878
                                                                                     --------          --------

  Property and equipment, net..............................................             7,442             9,763
  Capitalized software development costs, net..............................             9,643            10,766
  Goodwill and other intangible assets, net................................             2,245             1,648
  Deferred income taxes....................................................             1,731             1,731
  Other assets.............................................................             3,093             2,318
                                                                                     --------          --------
            Total assets...................................................          $106,415          $101,104
                                                                                     ========          ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.......................................................          $  8,136          $  6,568
    Accrued expenses.......................................................            14,672            13,090
    Income taxes payable...................................................             3,068             2,313
    Deferred revenue.......................................................            35,991            32,685
                                                                                     --------          --------
            Total current liabilities......................................            61,867            54,656
                                                                                     --------          --------

  Deferred revenue.........................................................             1,586             2,237
                                                                                     --------          --------
            Total liabilities..............................................            63,453            56,893
                                                                                     --------          --------
  Common stock, $.01 par value; authorized 40,000 shares, issued and outstanding 12,517 and 12,377 shares at September 30, 1998 and
    June 30, 1999, respectively............................................               126               126
  Additional paid-in capital...............................................            36,644            36,306
  Retained earnings........................................................             7,804             9,213
  Unrealized gain on marketable equity securities..........................                 -               115
  Cumulative translation adjustment........................................              (319)             (343)
                                                                                     --------          --------
                                                                                       44,255            45,417
    Less: treasury stock at cost, 89 and 229 shares at September 30,
      1998 and June 30, 1999, respectively.................................            (1,293)           (1,206)
                                                                                     --------          --------
            Total stockholders' equity.....................................            42,962            44,211
                                                                                     --------          --------
            Total liabilities and stockholders' equity.....................          $106,415          $101,104
                                                                                     ========          ========



The accompanying notes are an integral part of the condensed consolidated financial statements

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       ------------------                -----------------
                                                                            JUNE 30,                          JUNE 30,
                                                                            --------                          --------
                                                                      1998             1999             1998            1999
                                                                      ----             ----             ----            ----

Revenue:
  Software license fees............................                 $11,409          $ 7,036          $28,005         $24,811
  Service revenue..................................                  19,062           22,205           52,818          65,878
                                                                    -------          -------          -------         -------
          Total revenue............................                  30,471           29,241           80,823          90,689
                                                                    -------          -------          -------         -------

Operating costs and expenses:
  Cost of software license fees....................                   2,014            1,824            5,050           6,104
  Cost of services.................................                   8,144           10,252           22,939          29,964
  Research and development.........................                   5,302            5,019           13,812          15,232
  Sales and marketing..............................                   9,582           10,117           26,396          30,299
  General and administrative.......................                   2,019            2,922            6,476           8,260
  Write-off of in-process research and
  development acquired.............................                   7,796                -            7,796               -
  Write-off acquired technology....................                   3,400                -            3,400               -
                                                                    -------          -------          -------         -------
          Total operating costs and expenses.......                  38,257           30,134           85,869          89,859
                                                                    -------          -------          -------         -------

Income (loss) from operations......................                  (7,786)            (893)          (5,046)            830
Other income, net..................................                     472            1,484            1,317           2,226
                                                                    -------          -------          -------         -------
Income (loss) before provision (benefit) for income
taxes..............................................                  (7,314)             591           (3,729)          3,056
Provision (benefit) for income taxes...............                  (2,341)             189           (1,194)            978
                                                                    -------          -------          -------         -------
Net income (loss)..................................                 $(4,973)         $   402          $(2,535)        $ 2,078
                                                                    =======          =======          =======         =======

Basic earnings (loss) per share....................                 $ (0.40)         $  0.03          $ (0.21)        $  0.17
                                                                    =======          =======          =======         =======
Diluted earnings (loss) per share..................                 $ (0.40)         $  0.03          $ (0.21)        $  0.16
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

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                    -----------------
                                                                                         JUNE 30,
                                                                                         --------
                                                                                  1998             1999
                                                                                  ----             ----

Cash flows from operating activities:
  Net income (loss).....................................................       $ (2,535)        $  2,078
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization......................................          4,995            6,639
     Allowance for doubtful accounts....................................            514              275
     Deferred income taxes..............................................             45                -
     Write-off of in-process research and development acquired..........          7,796
     Changes in operating assets and liabilities, net of effects from the acquisition of Cort Directions, Inc in 1998:
         Accounts receivable............................................         (5,158)           6,163
         Prepaid expenses and other current assets......................         (1,795)          (1,045)
         Other assets...................................................           (322)             887
         Accounts payable...............................................          1,936           (1,555)
         Accrued expenses...............................................         (2,047)          (1,528)
         Income taxes payable...........................................          2,557           (1,021)
         Deferred revenue...............................................          1,716           (2,461)
                                                                               --------         --------
           Net cash provided by operating activities....................          7,702            8,432
                                                                               --------         --------

Cash flows from investing activities:
  Purchase of marketable securities.....................................        (38,575)         (15,882)
  Sale of marketable securities.........................................         37,976           22,610
  Purchase of property and equipment....................................         (2,532)          (5,020)
  Capitalization of software development costs..........................         (3,808)          (4,560)
  Corporate acquisitions, net of cash acquired..........................         (5,971)               -
  Investment in unaffiliated entities...................................           (850)               -
                                                                               --------         --------
          Net cash used in investing activities.........................        (13,760)          (2,852)
                                                                               --------         --------

Cash flows from financing activities:
  Proceeds from exercise of stock options and employee stock
    purchase plan.......................................................          2,297              359
  Purchase of treasury stock............................................         (1,417)            (941)
                                                                               --------         --------
          Net cash provided by (used in) financing activities...........            880             (582)
                                                                               --------         --------

Effect of foreign exchange rate changes on cash.........................           (102)             (94)
                                                                               --------         --------
Net increase (decrease) in cash and cash equivalents....................         (5,280)           4,904
                                                                               --------         --------
Cash and cash equivalents, beginning of period..........................          9,779           12,708
                                                                               --------         --------
Cash and cash equivalents, end of period................................       $  4,499         $ 17,612
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

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The information at June 30, 1998 and 1999 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine month periods ended June 30, 1999 are not necessarily indicative of operating results for the full fiscal year.

2.   STOCK REPURCHASE PROGRAM

     In February 1998, the Company announced that it would be initiating a stock repurchase program of up to $6,000 of common stock to use to meet requirements of its employee stock option and stock purchase plans. No minimum number or value of shares to be repurchased has been fixed nor has a time limit as to the duration of the program been established. The Company repurchased 191 shares at a cost of $2,944 and reissued 102 shares during the year ended September 30, 1998. The Company repurchased 210 shares at a cost of $941 for the nine months ended June 30, 1999 and reissued 70 shares during that same nine month period.

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement is effective for fiscal years beginning after December 15, 1997 (October 1, 1998 for the Company). The Company will implement this statement as required. The future adoption of SFAS 131 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133," in fiscal year 2001. The adoption of SFAS No. 133 is not expected to have an impact on the Company's results of operations or its financial position.

4.   COMPREHENSIVE INCOME

     In the first quarter of fiscal 1999, the Company adopted SFAS No. 130 Reporting Comprehensive Income. This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income, cumulative translation adjustments, and unrealized gains and losses on available-for-sale securities. Foreign currency translation adjustments

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


4.   COMPREHENSIVE INCOME...CONTINUED

resulted in losses of $104 and $16 for the three months ended June 30, 1998 and 1999, respectively, with losses of $186 and $24 for the nine months ended June 30, 1998 and 1999, respectively. There were no unrealized gains or losses on available-for-sale securities for the three and nine months ended June 30, 1998 and there was an unrealized gain on available-for-sale securities of $115 for the three and nine months ended June 30, 1999.

5.   WRITE-OFF OF CAPITALIZED SOFTWARE COSTS

     During the second fiscal quarter of 1999, the Company wrote-off $430 of capitalized third party developed software costs related to a product the Company no longer plans to market and which had no alternative future use.

6.   LEGAL SETTLEMENT

     During the second fiscal quarter of 1999, the Company settled a dispute with a former business partner for $350. The payment is classified within general and administrative expense.

7.   GAIN ON INVESTMENT IN CONDUIT SOFTWARE, INC.

     During the third quarter of 1998, the Company made a $750 equity investment in Conduit Software, Inc ("Conduit"), a developer of employee self service software. During the third quarter of 1999, Conduit was acquired in a stock for stock transaction by ProBusiness Services, Inc. ("ProBusiness") and the Company was granted ProBusiness shares in exchange for its Conduit shares. Subsequently, the Company sold 90% of its ProBusiness stock for $1,863. This resulted in a realized gain of $1,188 that is included in other income. The remaining 10% of the stock is included in marketable securities at fair market value and an unrealized gain on marketable equity securities of $115, related to the remaining 10%, is included in stockholders' equity.

8.   NET INCOME PER COMMON SHARE

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

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


8.   NET INCOME PER COMMON SHARE...CONTINUED

     The computation of basic and diluted earnings per share for the three and nine months ended June 30, 1998 and 1999 is as follows:


                                                                THREE MONTHS ENDED
                                                                ------------------
                                                JUNE 30, 1998                        JUNE 30, 1999
                                                -------------                        -------------
                                                                PER                                 PER
                                         INCOME    SHARES      SHARE          INCOME    SHARES      SHARE
                                         ------    ------      -----          ------    ------      -----
  BASIC EARNINGS PER SHARE:
    Income available to
      Common stockholders               $ (4,973)  12,509     $ (0.40)        $  402    12,413     $  0.03
                                        ========              =======         ======               =======
  EFFECT OF DILUTIVE SECURITIES:
    Stock options                                     n/a                                  124
                                                   ------                               ------
  DILUTED EARNINGS PER SHARE:
    Income available to
      Common stockholders               $ (4,973)  12,509     $ (0.40)          $402    12,537     $  0.03
                                        ========   ======     ========        ======    ======     ========






                                                                NINE MONTHS ENDED
                                                                -----------------
                                                JUNE 30, 1998                        JUNE 30, 1999
                                                -------------                        -------------
                                                                PER                                  PER
                                         INCOME    SHARES      SHARE          INCOME    SHARES      SHARE
                                         ------    ------      -----          ------    ------      -----
  BASIC EARNINGS PER SHARE:
    Income available to
      Common stockholders               $ (2,535)  12,361     $ (0.21)        $2,078    12,481     $  0.17
                                        ========              =======         ======               =======
  EFFECT OF DILUTIVE SECURITIES:
    Stock options                                     n/a                                  195
                                                   ------                               ------
  DILUTED EARNINGS PER SHARE:
    Income available to
      Common stockholders               $ (2,535)  12,361     $ (0.21)        $2,078    12,676     $  0.16
                                        ========   ======     =======         ======    ======     =======

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

RESULTS OF OPERATIONS

     The following table sets forth the Company's condensed consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase period over period for the three and nine months ended June 30, 1998 and 1999.

                                   THREE MONTHS ENDED JUNE 30,          NINE MONTHS ENDED JUNE 30,
                                   ---------------------------          --------------------------
                                     % OF TOTAL       % OF $              % OF TOTAL      % OF $
                                       REVENUE        INCREASE             REVENUE        INCREASE
                                     ----------       --------            ----------      --------
                                   1998      1999     98 TO 99          1998      1999    98 TO 99
                                   ----      ----     --------          ----      ----    --------
Revenue:

  Software license fees..........   37%       24%      (38)%              35%       27%     (11)%

  Service revenue................   63        76        16                65        73       25
                                   ---       ---                         ---       ---
     Total revenue...............  100       100        (4)              100       100       12
                                   ---       ---                         ---       ---

Operating costs and expenses:

  Cost of software license fees..    7         6        (9)                6         7       21

  Cost of services...............   27        35        26                28        33       31

  Research and development.......   17        17        (5)               17        17       10

  Sales and marketing............   31        35         6                33        33       15

  General and administrative.....    7        10        45                 8         9       28

   Write-off of in-process
    research and development
    acquired.....................   26        --        --                10        --       --

   Write-off of acquired
    technology...................   11        --        --                 4        --       --
                                   ---       ---                         ---       ---

       Total operating costs and
        Expenses.................  126       103       (21)              106        99        5
                                   ---       ---                         ---       ---
Income (loss) from operations....  (26)       (3)       89                (6)        1      116
                                   ---       ---                         ---       ---

Other income, net................    2         5       214                 1         2       69
                                   ---       ---                         ---       ---

Income (loss) before provision
(benefit) for income taxes.......  (24)        2       108                (5)        3      182
Provision (benefit) for income
taxes............................   (8)        1       108                (2)        1      182
                                   ---       ---                         ---       ---
Net income (loss)................  (16)%       1%      108                (3)%       2%     182
                                   ===       ===                         ===       ===


     Included in operating costs and expenses are charges of $7.8 million for the three and nine months ended June 30, 1998 as a result of the write-off of in-process research and development acquired in connection with corporate acquisitions. Also included in operating costs and expenses for the three and nine months ended June 30, 1998 is a charge of $3.4 million as a result of the write-off of acquired technology.

On a pro forma basis, exclusive of the write-off of in-process research and development acquired and the write-off of acquired technology, results of operations would be comparatively reported as follows (in thousands except per share and percentage data).



                                                           THREE
                                                          MONTHS
                                                           ENDED              % OF TOTAL       % OF $
                                                          JUNE 30,             REVENUE        INCREASE
                                                          --------            ----------      --------
                                                       1998      1999        1998    1999     98 TO 99
                                                       ----      ----        ----    ----     --------
Total revenue.....................................   $30,471   $29,241        100%    100%       (4)%

Operating costs and expenses......................    27,061    30,134         89     103        11
                                                     -------   -------        ---     ---

     Income (loss) from operations................     3,410      (893)        11      (3)     (126)
                                                     -------   -------        ---     ---

Other income, net:                                       472     1,484          2       5       214
                                                     -------   -------        ---     ---

  Income before provision for income taxes........     3,882       591         13       2       (85)

Provision for income taxes........................     1,242       189          4       1       (85)
                                                     -------   -------        ---     ---

  Net income......................................   $ 2,640   $   402          9%      1%      (85)
                                                     =======   =======        ===     ===


  Earnings per share - basic......................   $  0.21   $  0.03                          (86)
                                                     =======   =======
  Weighted average shares outstanding - basic.....    12,509    12,413                           (1)
                                                     =======   =======


 Earnings per share - diluted.....................   $  0.19   $  0.03                          (84)
                                                     =======   =======
 Weighted average shares outstanding - diluted....    13,866    12,537                          (10)
                                                     =======   =======


                                                           NINE
                                                           MONTHS
                                                           ENDED              % OF TOTAL       % OF $
                                                          JUNE 30,             REVENUE        INCREASE
                                                          --------            ----------      --------
                                                       1998      1999        1998    1999     98 TO 99
                                                       ----      ----        ----    ----     --------
Total revenue.....................................   $80,823   $90,689        100%    100%       12%

Operating costs and expenses......................    74,673    89,859         92      99        20
                                                     -------   -------        ---     ---

     Income from operations.......................     6,150       830          8       1       (87)
                                                     -------   -------        ---     ---

Other income, net:                                     1,317     2,226          1       3        69
                                                     -------   -------        ---     ---

  Income before provision for income taxes........     7,467     3,056          9       3       (59)

Provision for income taxes........................     2,389       978          3       1       (59)
                                                     -------   -------        ---     ---

  Net income......................................   $ 5,078   $ 2,078          6%      2%      (59)
                                                     =======   =======        ===     ===

  Earnings per share - basic......................   $  0.41   $  0.17                          (59)
                                                     =======   =======
  Weighted average shares outstanding - basic.....    12,361    12,481                            1
                                                     =======   =======

 Earnings per share - diluted.....................   $  0.37   $  0.16                          (57)
                                                     =======   =======
 Weighted average shares outstanding - diluted....    13,831    12,676                           (8)
                                                     =======   =======



QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

     REVENUE. Total revenue decreased 4%, from $30.5 million for the quarter ended June 30, 1998 to $29.2 million for the quarter ended June 30, 1999. The Company believes the decrease was primarily due to potential customers deciding to postpone software acquisitions and implementations to focus on Year 2000 compliance issues.

     Revenue in North America (United States and Canada) decreased 7%, from $28.3 million for the quarter ended June 30, 1998 to $26.4 million for the quarter ended June 30, 1999. This represents 93% of total revenue for the third quarter of fiscal year 1998 and 90% of total revenue for the third quarter of fiscal year 1999. EMEA (Europe, Middle East and Africa) revenue increased 50% from $1.6 million for the quarter ended June 30, 1998 to $2.4 million for the quarter ended June 30, 1999, representing 5% of total revenue for the third quarter of fiscal year 1998 and 8% of total revenue for the third quarter of fiscal year 1999. Other international regions, including Asia-Pacific and Latin America, contributed 2% of total revenue in the third quarters of both fiscal year 1998 and 1999. Revenue derived from the IBM AS/400 platform represented 90% of total revenue while revenue derived from the Windows NT platform represented 10% for the third quarter ended June 30, 1999 compared to 92% and 8%, respectively, for the third quarter ended June 30, 1998.

     Software license fee revenue decreased 38%, from $11.4 million for the quarter ended June 30, 1998 to $7.0 million for the quarter ended June 30, 1999. The Company believes the decrease was primarily due to potential customers deciding to postpone software acquisitions and implementations to focus on Year 2000 compliance issues. For the third quarter of fiscal year 1999, software license fee revenue derived from Windows NT products was $1.1 million or 15% of total software license fees compared to $1.8 million or 16% of software license fees from the third quarter of fiscal year 1998. All other software license fee revenue was derived from IBM AS/400 transactions.

     Service revenue increased 16%, from $19.1 million for the quarter ended June 30, 1998 to $22.2 million for the quarter ended June 30, 1999. The increase was primarily attributable to additional services offerings and an increase in the Company's installed base. Also contributing to the increase in consulting services revenue was an increase in larger consulting service engagements.

     The table below summarizes the composition and growth in the Company's service revenue:

                                                      THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------
                                                      (in thousands)       % INCREASE
                                                                           ----------
                                                   1998       1999          98 TO 99
                                                   ----       ----          --------
          Maintenance fee revenue                $10,049    $10,398            3%
          Consulting services revenue              9,013     11,807           31
                                                 -------    -------
            Total service revenue                $19,062    $22,205           16%
                                                 =======    =======

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties from the sale of third party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees decreased 9%, from $2.0 million for the quarter ended June 30, 1998 to $1.8 million for the quarter ended June 30, 1999. Cost of software license fees as a percentage of software license fee revenue increased from 18% for the quarter ended June 30, 1998 to 26% for the quarter ended June 30, 1999. The decrease in dollar amount is attributed to lower royalties from the sales of third party products which is associated with the decrease in software license fee revenue. The increase as a percentage of software license fees revenue is attributed primarily to an increase in amortization of capitalized software related to the release of new NT products.

     COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of the Company's products. Cost of services increased 26%, from $8.1 million for the quarter ended June 30, 1998 to $10.3 million for the quarter ended June 30, 1999. Cost of services as a percentage of service revenue increased from 43% for the quarter ended June 30, 1998 to 46% for the quarter ended June 30, 1999. The increase in dollar amount and as a percentage resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, a continued growth in the customer base and an increase in the use of third party contractors.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities and computer and communications overhead, and third party contractor costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses decreased 5% from $5.3 million for the quarter ended June 30, 1998 to $5.0 million for the quarter ended June 30, 1999. Research and development expense as a percentage of total revenue was 17% for the quarters ended June 30, 1998 and June 30, 1999. The decrease in research and development expenses was due primarily to decreased staffing. The Company capitalized $1.2 million of software development costs for the quarters ended June 30, 1998 and 1999.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities, and computers and communications costs for direct sales offices. Sales and marketing expenses increased 6% from $9.6 million for the quarter ended June 30, 1998 to $10.1 million for the quarter ended June 30, 1999. Sales and marketing expense as a percentage of total revenue increased from 31% for the quarter ended June 30, 1998 to 35% for the quarter ended June 30, 1999. The increase in dollar amount and as a percentage was due to increased investments in corporate image and brand awareness marketing including an advertising campaign.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel and related facilities and computers and communication overhead, as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses increased 45% from $2.0 million for the quarter ended June 30, 1998 to $2.9 million for the quarter ended June 30, 1999. General and administrative expense as a percentage of total revenue was 7% and 10% for the third quarter of fiscal year 1998 and fiscal year 1999, respectively. The increase in dollar amount and as a percentage was primarily due to expenses related to a potential acquisition that was not consummated, employee severance costs and to a lesser extent increased staffing costs.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provision for federal, state and foreign income taxes was $(2.3) million for the quarter ended June 30, 1998 and $0.2 million for the quarter ended June 30, 1999. The effective income tax rate was 32% for both the quarter ended June 30, 1998 and 1999.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

     REVENUE. Total revenue increased 12%, from $80.8 million for the nine months ended June 30, 1998 to $90.7 million for the nine months ended June 30, 1999. Software license fee revenue decreased 11%, from $28.0 million for the nine months ended June 30, 1998 to $24.8 million for the nine months ended June 30, 1999. The Company believes the decrease was primarily due to potential customers deciding to postpone software acquisitions and implementations to focus on Year 2000 compliance issues. Service revenue increased 25%, from $52.8 million for the nine months ended June 30, 1998 to $65.9 million for the nine months ended June 30, 1999. The increase was primarily attributable to an increase in the installed base of customers resulting in an increase in both maintenance revenue and consulting service revenue. Additionally, revenue from consulting services continued to grow due to increased service offerings and larger consulting service engagements.

     The following table sets forth a comparative breakout of the components of service revenue.

                                                     NINE MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                     (IN THOUSANDS)          %
                                                                             -
                                                                             INCREASE
                                                                             --------
                                                   1998        1999          98 TO 99
                                                   ----        ----          --------
          Maintenance fee revenue               $ 28,314    $ 31,246            10%
          Consulting services revenue             24,504      34,632            41
                                                --------    --------
            Total service revenue               $ 52,818    $ 65,878            25%
                                                ========    ========


     COST OF SOFTWARE LICENSE FEES. Cost of software license fees increased 21%, from $5.1 million for the nine months ended June 30, 1998 to $6.1 million for the nine months ended June 30, 1999. Cost of software license fees as a percentage of software license fee revenue increased from 18% for the nine months ended June 30, 1998 to 25% for the nine months ended June 30, 1999. The increase in the dollar amount and as a percentage of software license fee revenue is due to an increase in amortization of capitalized software costs related to the release of new NT products as well as to the write-off of a product the Company no longer plans to sell.

     COST OF SERVICES. Cost of services increased 31%, from $22.9 million for the nine months ended June 30, 1998 to $30.0 million for the nine months ended June 30, 1999. Cost of services as a percentage of service revenue increased from 43% for the nine months ended June 30, 1998 to 45% for the nine months ended June 30, 1999. The increase in dollar amount and as a percentage resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services, a continued growth in the customer base and an increase in the use of third party contractors.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 10%, from $13.8 million for the nine months ended June 30, 1998 to $15.2 million for the nine months ended June 30, 1999. The increase in research and development expense was due primarily to increased spending related to NT platform development initiatives during the current fiscal year. The Company capitalized $3.1 million of software development costs for the nine months ended June 30, 1998 compared to $4.5 million of software development costs for the nine months ended June 30, 1999.

     SALES AND MARKETING. Sales and marketing expenses increased 15%, from $26.4 million for the nine months ended June 30, 1998 to $30.3 million for the nine months ended June 30, 1999. Sales and marketing expense as a percentage of total revenue was 33% for the first nine months of both fiscal year 1998 and 1999. The increase in dollar amount was due to increased marketing activities, increased staffing in the direct sales force and an increase in commission expense associated with higher revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 28%, from $6.5 million for the nine months ended June 30, 1998 to $8.3 million for the nine months ended June 30, 1999. General and administrative expenses as a percentage of total revenue were 8% for the nine months ended June 30, 1998 and 9% for the nine months ended June 30, 1999. The increase in dollar amount was primarily due to expenses relating to the handling and resolution of a dispute with a former business partner, expenses relating to a potential acquisition that was not consummated and to a lesser extent increased staffing costs.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for federal, state and foreign income taxes was $(1.2) million and $1.0 million for the nine months ended June 30, 1998 and June 30, 1999, respectively. The effective tax rate was 32% for both the nine months ended June 30, 1998 and June 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had cash, cash equivalents and marketable securities of $44.5 million resulting from a net use of cash, cash equivalents and marketable securities of $1.8 million during the first nine months of fiscal year 1999. Operating activities provided approximately $8.4 million and stock option and employee stock purchase plan exercises provided $0.4 million while investments in fixed assets used $5.0 million, $4.6 million was used to fund capitalized software and purchases of treasury stock consumed $0.9 million.

     Days sales outstanding ("DSO") was 64 days as of June 30, 1999 compared to 73 days as of September 30, 1998. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next.

     Deferred revenue decreased $2.7 million, from $37.6 million at September 30, 1998 to $34.9 million at June 30, 1999. The decrease in deferred revenue is due to a decrease in the deferred consulting services component which is a result of increased services delivery during the quarter ended June 30, 1999.

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

     The Company has substantially completed the three phases of its Year 2000 project related to third parties from whom it purchases development, marketing, and other types of services as well as third parties from whom the Company acquires supplies for it internal operations. Those phases were preparing an inventory of such third parties, assigning priorities for such third parties, obtaining from third parties that are material to the business of the Company responses to questionnaires regarding Year 2000 readiness of the third party and its products. As the final phases of the Company's Year 2000 project related to third parties, the Company has substantially completed testing material items , repairing or replacing material items that are determined not to be Year 2000 compliant (scheduled for completion by September 1999), and designing and implementing contingency and business continuation plans (scheduled for completion by September 1999).

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

     The Company believes that the Year 2000 problem in general had resulted, in the prior fiscal periods, in an increased demand for its software systems, because of the speed in which customers can implement the Company's systems. Such demand has slowed down as the Year 2000 draws closer. Additionally, as the Year 2000 approaches, potential customers may consider outsourcing their system needs to data center outsourcing and service bureau alternatives. Also, application software system acquisitions have slowed down as potential customers decide to postpone acquisitions and implementations which are not required by their own Year 2000 projects. The Company's ability to accurately forecast the impact of these issues on the software industry and on its own quarter to quarter revenue is limited.

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

                           PART II - OTHER INFORMATION

Items 1.-4.   Not applicable

Item 5.   Other Information

          On July 14, 1999 the Company's President and Chief Executive Officer, Frederick J. Lizza resigned. The Company has appointed Robert A. Pemberton to the position of President and Chief Executive Officer. Mr. Pemberton founded the Company in July 1981 and operated as the Company's Chief Executive Officer until December 1996. He has remained the Chairman of the Board of the Company since its founding.

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

     Dated: August 13, 1999


                                       INFINIUM SOFTWARE, INC.
                                       by:


                                       /s/ DANIEL J. KOSSMANN
                                       ----------------------
                                       Daniel J. Kossmann
                                       Chief Financial Officer

                             INFINIUM SOFTWARE, INC.

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                                     DESCRIPTION                                     PAGE
         -------                                    -----------                                     ----

           27                                 Financial Data Schedule                                23
