Form 10-K
period 1999-09-30
INFINIUM SOFTWARE INC
filed 1999-12-21
CIK 1002044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of such stock as reported on the Nasdaq National Market on December 15, 1999, was $68,257,111.

     As of December 15, 1999, 12,606,745 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified information in the registrant's definitive proxy statement for its Annual Meeting of Stockholders which is currently expected to be held on February 11, 1999, to be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K. Portions of the registrant's 1999 Annual Report to Stockholders for the fiscal year ended September 30, 1999 are incorporated by reference into Part II hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain debt, equity or other financing, and the Company's ability to generate cash from operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties, as more fully described under "Factors Affecting Future Performance", as more fully described herein and under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results may differ materially.

OVERVIEW

     Infinium Software, Inc. (the Company or Infinium) develops, markets and supports enterprise-level business software applications for organizations with revenues generally in the range of $25 million to $5 billion. The Company's software products automate the financial management, human resource management and materials management functions of organizations in a broad range of industries worldwide. The Company also offers a specialized manufacturing system designed to manage process-manufacturing operations. The Company offers products that are designed for IBM's AS/400 Computers and for Microsoft Windows NT servers. In addition to different operating systems, the Company's products can be deployed in a number of different networking environments including Local Area Networks, Wide Area Networks, intranets and the Internet. Infinium recently announced its plans to host its products for customers as an Applications Service Provider (ASP). These ASP offerings will be designed to enable Infinium's customers to quickly and easily access Infinium's business critical applications over the Internet or through a dedicated connection without the associated costs of owning, managing and supporting the applications and their back-office infrastructure.

     The Company's revenue is derived from two sources: software license fees and service revenue. Software license fees include revenue from software license agreements entered into between the Company and its customers with respect to both the Company's products and third-party products marketed and/or distributed by the Company. The Company's service revenue is comprised of software maintenance fees and fees for consulting and training services.

     The Company's more than 1,800 customers include Abbott Laboratories, Circus Circus Enterprises, Coca-Cola Enterprises, Mirage Resorts, and MCA/Universal Studios.

PRODUCTS

     Infinium offers enterprise-level business software applications designed to automate back-office operations of its customers. The Company's products can function as stand-alone applications or as integrated suites of applications and may be integrated with products from other vendors. The Company's products are designed to provide users significant functionality as well as the flexibility and ease of use of network centric computing, while retaining low cost of ownership.

AS/400 PRODUCT LINE

     The AS/400 product suites and included applications currently offered by Infinium are as follows:

     FINANCIAL MANAGEMENT
       General Ledger
       Payables Ledger
       Accounts Receivable
       Fixed Assets
       Currency Management
       Global Taxation
       Project Accounting

     MATERIALS MANAGEMENT
       Purchase Management
       Inventory Control
       Order Processing

     HUMAN RESOURCES/PAYROLL
       Payroll
       Human Resources
       Flexible Benefits
       Training Administration
       Occupational Health

     PROCESS MANUFACTURING
       Regulatory Management
       Formula Management
       Advanced Planning
       Manufacturing Control
       Laboratory Analysis

     The Company's Financial Management and Human Resources/Payroll products provide icon-based user access to the underlying accounting, statistical and performance data through graphical "drag and drop" operations. The Company's primary Financial Management applications are currently available in English, French, German, Dutch and Spanish versions for multi-national and international businesses. While the Company offers versions of its Human Resources systems for use around the world, the Payroll system is localized and currently available for use in the United States, Canada, United Kingdom, Australia, New Zealand, Spain, Sweden, Indonesia, Malaysia, Philippines, and Thailand.

     The Company's Materials Management products are targeted mainly to non-manufacturing businesses, such as service organizations, hospitals, hotels, transportation companies and utilities. These products integrate closely with the Financial Management product line, and are often considered an extension of the core financial applications. The Company's Process Manufacturing products cover a full range of formula-based process manufacturing operations. These products are fully integrated with the Company's Financial Management product line.

     The Company's eBusiness extensions allow Infinium customers to extend application functionality to their employees, customers, partners and suppliers through the Internet or their internal intranet. For example, employees are provided with secure access to their personnel information via the Internet/intranet. Infinium eBusiness extensions utilize IBM's Lotus Domino technology, running on the AS/400 or other supported Domino platforms, to extend the functionality of Infinium business to connect employees, customers, partners and suppliers to manage relationships, lower transaction costs and optimize business practices.

NT PRODUCT LINE

     The Company offers a comprehensive human resources management system (HRMS) developed for Microsoft's Windows NT operating system called Infinium Advantage HRMS. This product suite includes two applications, a payroll and a human resources information system. The Infinium Advantage Payroll system is designed to easily manage the most complex payroll requirements, including job-based pay, cash and non-cash compensation processing, multi-state taxing issues, retroactive pay, and non-standard pay cycles. The payroll system features user-defined, rules based processing capabilities, allowing users to customize the system for their unique requirements without the need for custom programming or IS department support. The Infinium Advantage HRMS system is designed to be a proactive personnel, benefits and applicant management tool. In addition to industry standard functionality, the human resources application incorporates many innovative and useful features such as date sensitive changes, user defined events, flagging, benefits administration and COBRA administration.

     The Infinium Advantage HRMS and Payroll systems can be utilized either as separate applications or as an integrated suite. The systems utilize Microsoft SQL server database management systems.

     In September 1999, the Company decided to discontinue development of other systems developed for the Microsoft Windows NT operating system, Infinium Financials and Infinium Human Resources. The Company plans to provide maintenance and consulting services for these products to existing customers until November 2000.

APPLICATION SERVICE PROVIDER

     In November 1999, Infinium announced plans to become an application service provider (ASP) commencing in the first calendar quarter of 2000. The ASP offering is designed to enable Infinium's customers to quickly and easily access Infinium's business applications over the Web or via a direct connection, without the associated costs of owning, managing and supporting the applications and their computing infrastructure. Additionally, Infinium plans to provide other value-added services, such as application consulting and customization, to its customers via the Web.

CUSTOMER SUPPORT AND PRODUCT MAINTENANCE

     The Company believes that providing a high level of support to its customers is a critical requirement for customer satisfaction and the long-term success of the Company. The Company believes that it has established a strong history of responsiveness to customer requirements and a high level of support, which has resulted in a loyal customer base. As of September 30, 1999, the Company had 82 employees in its customer support operations.

     The Company provides product updates and enhancements and customer support services under an annual maintenance agreement offered to its customers. Initial maintenance fees are based on a percentage of the list price of the licensed software products. The renewal rate for annual maintenance agreements with customers for the Company's products has been in excess of 90% for each of the previous three fiscal years.

     The Company's primary customer support center is located at the Company's headquarters in Hyannis, Massachusetts. The Company also maintains support operations in Bend, Oregon, and in its United Kingdom and Singapore offices, servicing customers outside North America. In November 1999, Infinium announced the acquisition of iTsoft. Located in Malaysia, iTsoft has been marketing and supporting Infinium's software applications since 1995. This operation, now known as Infinium Malaysia, will augment Infinium's customer support capabilities in the Pacific Rim.

     Infinium also supports its customers in markets where it does not have a direct presence, such as Argentina and Thailand, through authorized distributors.

     In addition to telephone support, the Company also offers an electronic support capability, called "Web Link," which is accessible over the Internet. It allows customers to have 24 hour, 7 day per week access to product release information, product bulletins and updates, and tip and technique information as well as to pursue ordinary customer support dialogues.

CONSULTING AND EDUCATION SERVICES

     Infinium's consulting services organization provides fee-based services, including implementation assistance, project management, application extension or customization, integration with existing customer applications and similar services to the Company's customers. The Company also trains and certifies third-party organizations, such as consulting firms and system integrators, to complement the Company's own service operation. The Company has developed an implementation methodology, called the ROI Methodology, designed for rapid implementation of the Company's solutions. The objective of the methodology is to provide a proven implementation roadmap, that together with the Company's business know-how and expertise, facilitates a rapid implementation to accelerate an organization's return on its software investment. The Company believes that it is able to differentiate itself on the service level, the speed of implementation and the quality of personnel that it provides to customers during the implementation cycle. The Company had 146 employees in its consulting services organization as of September 30, 1999.

     The Company offers a comprehensive series of fee-based training courses to its customers. Courses can be taken at the Company's headquarters in Hyannis, Massachusetts, or at regional training centers in the

Atlanta, Boston, Chicago, Los Angeles, Oregon, London and Toronto metropolitan areas. Course offerings can also be delivered at a customer's site.

CUSTOMERS

     The Company's products are used by more than 1,800 customers in a wide range of industries. No single customer accounted for 10% or more of revenue in fiscal years 1997, 1998 or 1999.

SALES AND MARKETING

     The Company offers its products and services through direct sales and business partner channels throughout the world.

     Regional sales and consulting services offices are located in Atlanta, Boston, Chicago, Los Angeles, Oregon, London, Toronto and Singapore. In addition, the Company has authorized resellers that license Infinium applications directly to customers. The Company also has a telesales operation that markets training and consulting services to the Company's existing customer base. The Company conducts comprehensive marketing programs that include advertising, direct mail, telemarketing, seminars, public relations, trade shows and customer relations. The Company's sales and marketing organizations consisted of 160 employees as of September 30, 1999.

PRODUCT DEVELOPMENT

     The Company devotes substantial resources to research and development in order to enhance and maintain the competitiveness of its products. In addition to product enhancements, the Company is currently developing a new user interface designed to allow customers to access and utilize Infinium software offerings over the Internet within popular Internet browsers.

     The Company maintains multiple research and development operations, located in the Hyannis, Massachusetts; Boston, Massachusetts; London, England; Bend, Oregon; and Paris, France greater metropolitan areas. In addition, the Company uses outsourcing relationships to supplement its internal development resources. As of September 30, 1999, the Company had 131 employees in its research and development operations, exclusive of contractors and consultants. The Company's research and development spending was approximately $20.5 million, $24.2 million and $24.9 million for the fiscal years ended September 30, 1997, 1998 and 1999, respectively.

ALLIANCE PROGRAM

     The Company has a comprehensive Alliance Program with more than 60 consulting, sales, software, and platform partners supporting the Company's Human Resources and Financial product lines throughout the world. Through this program, the Company seeks to expand its sales channels as well as technology, interoperability and support. The Infinium Alliance Program consists of four categories of partners: Consulting Alliance Partners, Sales Alliance Partners, Software Alliance Partners, and Platform Alliance Partners. The Company is actively seeking to expand its Alliance Program in every category. Alliance members are supported with joint marketing and sales initiatives, trade show opportunities, as well as technology development, training and integration resources.

COMPETITION

     The business applications software market is highly competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. In addition, a number of companies are planning to offer products over the Internet competitive to the Company's products. The Company believes its ability to compete depends upon many factors within and outside its control, including the timely development and introduction of new products and product enhancements, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company believes that it competes favorably on the basis of each of these factors.

     The Company's primary competitors are presently J.D. Edwards & Company, Lawson Software, and PeopleSoft. The Company believes, however, that competition in its industry is undergoing rapid change and that the barriers to competition between market segments that have previously existed are decreasing. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from these and other emerging companies in the client/server business application software market as well as from companies in the expanding Internet business applications market the Company is entering. Many of the Company's existing and potential competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and have established extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company also expects that competition will increase as a result of software industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on the Company's business, operating results and financial condition.

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

     From time to time, the Company licenses software from third-parties for use with its products. The Company believes that no such license agreement to which it is presently a party is material and that if any such license agreement were to terminate for any reason, the Company would be able to obtain a license or otherwise acquire other comparable technology or software on terms that would not be materially adverse to the Company.

EMPLOYEES

     As of September 30, 1999, the Company had 608 full-time-equivalent employees, including 160 in sales and marketing, 131 in product development, 228 in customer support and field services and 89 in administration. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company is headquartered in Hyannis, Massachusetts, where it leases an aggregate of 65,000 square feet of space. Administrative, marketing, product development and customer support operations are located in the Hyannis space. The Company also leases 30,900 square feet of space in Lexington, Massachusetts and 12,000 square feet of space in the London, England area, both of which are shared for product development, marketing, sales and consulting services. The Paris, France office is used for product development operations and contains 500 square feet. The Company leases 6,000 square feet in Chatham, England, which is not currently being used by the Company and is being marketed for sublease to a third party. In addition, the Company leases an aggregate of 46,700 square feet predominately for use by field operations located in the Atlanta, Chicago, Houston, Irvine, Toronto and Singapore areas. Office facilities and suites are also being leased for field representatives throughout various locations in North America aggregating 2,000 square feet. The Infinium Advantage Unit is located in Bend, Oregon, in which the Company leases 12,300 square feet of space for support, field operations, training, marketing, and administration for the Company's Infinium Advantage product. The Company believes that its existing facilities are adequate to meet current needs and that suitable additional space will be available as needed to accommodate any further physical expansion of corporate operations and for additional sales and service field offices.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 1999, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item may be found in the section captioned "Stock Information" appearing in the 1999 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item may be found in the section captioned "Selected Financial Data" appearing in the 1999 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1999 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item may be found in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" appearing in the 1999 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information with respect to this item may be found in the 1999 Annual Report to Stockholders, and is incorporated herein by reference and indexed by reference under Item 14(a)(1) and (2) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is hereby incorporated by reference from the information contained under the heading "Election of Directors" in the Company's definitive proxy statement of the Company's 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of the Company are included in the Company's 1999 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8 hereof:

        Report of Independent Accountants;

        Consolidated balance sheet at September 30, 1998 and 1999;

        Consolidated statement of operations for the years ended September 30, 1997, 1998 and 1999;

        Consolidated statement of stockholders' equity for the years ended
           September 30, 1997, 1998 and 1999;

        Consolidated statement of cash flows for the years ended September 30, 1997, 1998 and 1999;

        Notes to consolidated financial statements.

     The Company's 1999 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated herein by reference.

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedules of the Company are filed as part of this Report:

                                                                PAGE
                                                                ----
Schedule I Report of Independent Accountants on Financial
  Statement Schedule........................................    S-1
Schedule II Valuation and Qualifying Accounts...............    S-2

     Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

(a)(3) INDEX TO EXHIBITS

     See attached Index to Exhibits on page X-1 of this 10-K.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of fiscal 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of December 1999.

                                          INFINIUM SOFTWARE, INC.

                                          By:   /s/ DANIEL J. KOSSMANN
                                          --------------------------------------
                                                    Daniel J. Kossmann
                                            Vice President and Chief Financial
                                                         Officer

     We the undersigned officers and directors of Infinium Software, Inc., hereby severally constitute and appoint Robert A. Pemberton and Daniel J. Kossmann, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities to do all things in our names and on behalf in such capacities to enable Infinium Software, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission.

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----
/s/ ROBERT A. PEMBERTON                             Chairman of the Board,             December 20, 1999
------------------------------------------------    President, Chief Executive
      Robert A. Pemberton                           Officer and Director

/s/ DANIEL J. KOSSMANN                              Chief Financial Officer,           December 20, 1999
------------------------------------------------    (Principal Financial and
      Daniel J. Kossmann                            Accounting Officer)

/s/ MANUEL CORREIA                                  Director                           December 20, 1999
------------------------------------------------
      Manuel Correia

/s/ ROLAND D. PAMPEL                                Director                           December 20, 1999
------------------------------------------------
      Roland D. Pampel

/s/ ROBERT P. SCHECHTER                             Director                           December 20, 1999
------------------------------------------------
      Robert P. Schechter

                                                                      SCHEDULE I

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULE

To the Board of Directors of
Infinium Software, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated November 23, 1999 appearing in the Annual Report to Stockholders of Infinium Software, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
December 16, 1999

                                                                     SCHEDULE II

                            INFINIUM SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


---------------------------------------------------------------------------------------------------------------
             COLUMN A               COLUMN B           COLUMN C           COLUMN D       COLUMN E      COLUMN F
---------------------------------------------------------------------------------------------------------------
                                                CHARGED TO   CHARGED TO
           DESCRIPTION              BEGINNING   EXPENSE       OTHER       DEDUCTIONS      OTHER         ENDING
---------------------------------------------------------------------------------------------------------------
FISCAL YEAR 1999
Allowance for Doubtful Accounts...   $1,650       $2,679       $   --       $(100)         $ --         $4,229
FISCAL YEAR 1998
Allowance for Doubtful Accounts...    1,569          977           --        (916)           20          1,650
FISCAL YEAR 1997
Allowance for Doubtful Accounts...    1,250          397           --        (243)          165          1,569

                            INFINIUM SOFTWARE, INC.

                               INDEX TO EXHIBITS

ADDITIONAL CHANGES REQUIRED IN EXHIBIT LIST

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  3.1      --  Articles of Organization of the Registrant, as amended.

  3.2      --  By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3(I) to the Registrant's Form
               10-Q for the quarterly period ended March 31, 1997.

  4.1      --  Shareholder Rights Agreement dated as of February 5, 1999 is incorporated herein by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A.

 10.1*     --  1984 Incentive Stock Option Plan, as amended as of August
               23, 1988 is incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1
               (Registration No. 33-97866).

 10.2*     --  1989 Stock Option Plan, as amended as of October 1, 1994 is incorporated herein by reference to Exhibit 10.2 to the
               Registrant's Registration Statement on Form S-1
               (Registration No. 33-97866).

 10.3*     --  1995 Stock Plan is incorporated herein by reference to
               Exhibit 10.3 to the Registrant's Registration Statement on
               Form S-1 (Registration No. 33-97866).

 10.4*     --  1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration
               Statement on Form S-1 (Registration No. 33-97866).

 10.5*     --  1995 Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant's
               Registration Statement on Form S-1 (Registration No.
               33-97866).

 10.6      --  Lease dated March 31, 1995 between the Registrant and
               Independence Park Associates Realty Trust as of August 1995 is incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1
               (Registration No. 33-97866).

 10.7*     --  Form of Executive Compensation Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant's
               Registration Statement on Form S-1 (Registration No.
               33-97866).

 10.8*     --  Executive Severance Plan

 10.9*     --  Form of 1995 Stock Plan Option Agreement is incorporated herein by reference to Exhibit 10.16 to the Registrant's
               Registration Statement on Form S-1 (Registration No.
               33-97866).

 10.10*    --  Register of Amendments, Subsections 3.1 and 7.3.4, 1989
               Stock Option Plan is incorporated herein by reference to
               Exhibit 10.17 to the Registrant's Registration Statement on
               Form S-1 (Registration No. 33-97866).

 10.11*    --  Register of Amendments, Article 5, 1995 Employee Stock
               Purchase Plan is incorporated herein by reference to Exhibit
               10.18 to the Registrant's Registration Statement on Form S-1
               (Registration No. 33-97866).

 13.1      --  1999 Annual Report to stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).

 21.1      --  Schedule of Subsidiaries of the Registrant

 23.1      --  Consent of PricewaterhouseCoopers LLP

 27        --  Financial Data Schedule for the year ended September 30,
               1999

 27.1      --  Financial Data Schedule for the year ended September 30,
               1998

 27.2      --  Financial Data Schedule for the year ended September 30,
               1997

---------------
* Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit to Item 14(c).