Form 10-Q
period 1999-12-31
INFINIUM SOFTWARE INC
filed 2000-02-09
CIK 1002044

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

                For the quarterly period ended December 31, 1999

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


                       ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X___ NO_____

The number of shares outstanding of the registrant's Common Stock on December 31, 1999 was 12,321,544.


--------------------------------------------------------------------------------

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                                                          PAGE
      PART I - FINANCIAL INFORMATION

        ITEM 1. -       Financial Statements

                            Condensed Consolidated Balance Sheet at September 30, 1999 and
                              December 31, 1999.......................................................     3

                            Condensed Consolidated Statement of Operations for the three
                              month periods ended December 31, 1998 and 1999..........................     4

                            Condensed Consolidated Statement of Cash Flows for the three
                              month periods ended December 31, 1998 and 1999..........................     5

                            Notes to Condensed Consolidated Financial Statements......................     6

        ITEM 2. -       Management's Discussion and Analysis of Financial Condition and
                          Results of Operations.......................................................    10

        ITEM 3. -       Quantitative and Qualitative Disclosures About Market Risk....................    14

      PART II - OTHER INFORMATION

        ITEMS 1. - 5.   Not applicable

        ITEM 6.         Exhibits and Reports on Form 8-K..............................................    15

      SIGNATURES......................................................................................    16

      EXHIBIT INDEX...................................................................................    17

      EXHIBITS........................................................................................    18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             INFINIUM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                   1999              1999
                                                                               -------------      ------------
                                                                                                   (UNAUDITED)
                                  ASSETS
Current assets:
    Cash and cash equivalents .............................................      $ 23,099           $ 22,325
    Marketable securities at fair market value ............................        24,113             17,062
    Accounts receivable, less allowance for doubtful accounts of $4,229 and $4,155 at September 30, 1999 and December 31, 1999,
      respectively ........................................................        16,510             16,278
    Deferred income taxes .................................................         3,590              3,590
    Prepaid expenses and other current assets .............................         4,142              4,288
                                                                                 --------           --------
            Total current assets ..........................................        71,454             63,543
                                                                                 --------           --------

Property and equipment, net ...............................................        10,593             10,351
Capitalized software development costs, net ...............................         5,406              5,252
Goodwill and other intangible assets, net .................................           755              1,459
Deferred income taxes .....................................................         3,477              3,477
Other assets ..............................................................         2,196              2,196
                                                                                 --------           --------
            Total assets ..................................................      $ 93,881           $ 86,278
                                                                                 ========           ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ......................................................      $  7,775           $  5,697
    Accrued expenses ......................................................        11,709              9,666
    Income taxes payable ..................................................           795                 --
    Lease obligation, short-term portion ..................................           109                109
    Deferred revenue ......................................................        35,744             33,423
                                                                                 --------           --------
            Total current liabilities .....................................        56,132             48,895
                                                                                 --------           --------

Lease obligation, long-term portion .......................................           343                343
Deferred revenue ..........................................................         2,063              2,523
                                                                                 --------           --------
            Total liabilities .............................................        58,538             51,761
                                                                                 --------           --------

    Common stock, $.01 par value; authorized 40,000 shares, issued
    12,607 shares at September 30, 1999 and December 31, 1999 .............           126                126
    Additional paid-in capital ............................................        36,306             36,377
    Retained earnings (accumulated deficit) ...............................         1,188               (368)
    Accumulated other comprehensive loss ..................................          (257)              (233)
                                                                                 --------           --------
                                                                                   37,363             35,902
                                                                                 --------           --------

    Less: treasury stock at cost, 410 and 285 shares at September 30,
      1999 and December 31, 1999, respectively ............................        (2,020)            (1,385)
                                                                                 --------           --------
            Total stockholders' equity ....................................        35,343             34,517
                                                                                 --------           --------
            Total liabilities and stockholders' equity ....................      $ 93,881           $ 86,278
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

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                   ------------------
                                                                      DECEMBER 31,
                                                                      ------------
                                                                  1998             1999
                                                                  ----             ----

    Revenue:
      Software license fees .........................          $  8,538          $  3,758
      Services revenue ..............................            21,545            19,763
                                                               --------          --------
              Total revenue .........................            30,083            23,521
                                                               --------          --------

    Operating costs and expenses:
      Cost of software license fees .................             1,927             1,561
      Cost of services ..............................             9,450             8,731
      Research and development ......................             5,261             5,017
      Sales and marketing ...........................             9,929             8,317
      General and administrative ....................             2,385             2,706
                                                               --------          --------
              Total operating costs and expenses ....            28,952            26,332
                                                               --------          --------

    Income (loss) from operations ...................             1,131            (2,811)
    Other income, net ...............................               431               404
                                                               --------          --------
    Income (loss) before provision for (benefit from)
     income taxes ...................................             1,562            (2,407)
    Provision for (benefit from) income taxes .......               500              (891)
                                                               --------          --------
    Net income (loss) ...............................          $  1,062          $ (1,516)
                                                               ========          ========

    Basic earnings (loss) per share .................          $   0.08          $  (0.12)
                                                               ========          ========
    Diluted earnings (loss) per share ...............          $   0.08          $  (0.12)
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

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                      1998               1999
                                                                                      ----               ----

Cash flows from operating activities:
  Net income (loss) .....................................................          $  1,062           $ (1,516)
  Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation and amortization ......................................             1,879              1,764
     Allowance for doubtful accounts ....................................                69               (100)
     Changes in operating assets and liabilities, net of effects from the acquisition of iT-Soft:
         Accounts receivable ............................................             2,840                298
         Prepaid expenses and other current assets ......................              (183)              (145)
         Other assets ...................................................                 8                 42
         Accounts payable ...............................................              (565)            (2,113)
         Accrued expenses ...............................................            (2,548)            (2,036)
         Income taxes payable ...........................................            (1,236)              (783)
         Deferred revenue ...............................................            (2,252)            (1,855)
                                                                                   --------           --------
          Net cash used in operating activities .........................              (926)            (6,444)
                                                                                   --------           --------

Cash flows from investing activities:
  Purchase of marketable securities .....................................            (9,265)            (3,151)
  Sale of marketable securities .........................................            11,446             10,202
  Purchase of property and equipment ....................................            (1,850)              (675)
  Capitalized software ..................................................            (1,723)              (584)
  Acquisition of iT-Soft, net of cash acquired (Note 6) .................                --               (722)
                                                                                   --------           --------
          Net cash provided by (used in) investing activities ...........            (1,392)             5,070
                                                                                   --------           --------

Cash flows from financing activities:
  Proceeds from exercise of stock options and employee stock
    purchase plan .......................................................                18                666
                                                                                   --------           --------
          Net cash provided by financing activities .....................                18                666
                                                                                   --------           --------

Effect of foreign exchange rate changes on cash .........................               (38)               (66)
                                                                                   --------           --------
Net increase (decrease) in cash and cash equivalents ....................            (2,338)              (774)
                                                                                   --------           --------
Cash and cash equivalents, beginning of period ..........................            12,708             23,099
                                                                                   --------           --------
Cash and cash equivalents, end of period ................................          $ 10,370           $ 22,325
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

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The information at December 31, 1998 and 1999 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three month period ended December 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

2.   STOCK REPURCHASE PROGRAM

     In February 1998, the Company announced that it would be initiating a stock repurchase program of up to $6,000 of common stock to use to meet requirements of its employee stock option and stock purchase plans. No minimum number or value of shares to be repurchased has been fixed nor has a time limit as to the duration of the program been established.

     On October 29, 1999, the Company's Board of Directors approved a new stock repurchase program authorizing the Company to repurchase an additional $10,000 of common stock to use to meet requirements of its employee stock option and stock purchase plan. No minimum number or value of shares to be repurchased has been fixed for the new program nor has a time limit as to the duration of the program been established.

     No shares were repurchased by the Company during the quarter ended December 31, 1999 under either of the repurchase plans. The Company reissued 125 shares which had been purchased under the February 1998 Plan during the quarter ended December 31, 1999.

3.   COMPREHENSIVE INCOME

     The table below sets forth comprehensive income and loss as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income for the three month periods ended December 31, 1998 and 1999:

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                       DECEMBER 31,
                                                                       ------------
                                                                   1998             1999
                                                                   ----             ----

              Net income (loss)                                   1,062           (1,516)
              Other comprehensive income (loss):
                Foreign currency translation adjustments            (17)             (18)
                Unrealized gain (loss) on investments                --               42
                                                                 ------           ------

                   Comprehensive income (loss)                    1,045           (1,492)
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

     The computation of basic and diluted earnings per share for the three months ended December 31, 1998 and 1999 is as follows:

                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                  DEC. 31, 1998                                 DEC. 31, 1999
                                                  -------------                                 -------------
                                                                             PER                                         PER
                                          INCOME           SHARES           SHARE         INCOME          SHARES        SHARE
                                          ------           ------           -----         ------          ------        -----

  BASIC EARNINGS PER SHARE:
    Income available to
      common stockholders                 $ 1,062          12,518           $ 0.08        $(1,516)        12,242        $(0.12)
                                          =======                           ======        =======                       ======
  EFFECT OF DILUTIVE SECURITIES:
    Stock options                                             334                                            N/A
                                                           ------                                         ------
  DILUTED EARNINGS PER SHARE:
    Income available to
      common stockholders                 $ 1,062          12,852           $ 0.08        $(1,516)        12,242        $(0.12)
                                          =======          ======           ======        =======         ======        ======

5.   SEGMENT INFORMATION AND GEOGRAPHIC AREAS

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. SFAS 131 superceded Statement of Financial Accounting Standards No. 14 (SFAS 14), Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for disclosures about operating segments, products and services, geographic areas, and major customers. Management has determined that the Company operates in one industry segment: the design, development, sale, service, and support of proprietary software products. Substantially all of the Company's revenues are derived from the licensing of software products and providing related consulting, support, and training services.

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

5.   SEGMENT INFORMATION AND GEOGRAPHIC AREAS (CONTINUED)

     The Company has determined that its reportable business segments are North American Operations (which includes all operations in the United States and Canada with the exclusion of the Cort Payroll Unit), the Cort Payroll Unit, and International Operations. The Company's determination of its reportable segments is based on its internal reporting. The following table presents a summary of operating information for the quarters ended December 31, 1998 and December 31, 1999:

                                             THREE MONTHS ENDED
                                             ------------------
                                                DECEMBER 31,
                                                ------------
                                           1998               1999
                                           ----               ----
  Revenues:
     North American operations          $ 26,371           $ 20,682
         (excluding Cort)
     Cort payroll unit                     1,298              1,066
     International operations              2,414              1,773
                                        --------           --------
        Consolidated                    $ 30,083           $ 23,521
                                        ========           ========

  Operating income:
     North American operations          $  2,289           $ (1,364)
         (excluding Cort)
     Cort payroll unit                      (351)              (462)
     International operations               (807)              (985)
                                        --------           --------
        Consolidated                    $  1,131           $ (2,811)
                                        ========           ========


     The following table presents a summary of balance sheet information by business segment as of September 30, 1999 and December 31, 1999:

                                     SEPTEMBER 30,     DECEMBER 31,
                                     -------------     ------------
                                          1999             1999
                                          ----             ----
  Identifiable assets:
     North American operations          $87,015          $78,892
         (excluding Cort)
     Cort payroll unit                    1,798            1,457
     International operations             5,068            5,929
                                        -------          -------
        Consolidated                    $93,881          $86,278
                                        =======          =======


6.   ACQUISITIONS

     On November 29, 1999, the Company acquired substantially all of the assets and liabilities of iT-Soft (M.) Sdn. Bhd. ("iT-Soft"), a privately held value-added reseller of Infinium solutions located in Malaysia. The transaction was consummated for $650 in cash which was paid during the quarter ended December 31, 1999 and $84 in acquisition expenses. The difference of $766 between the purchase price and the net book value of the acquired assets and liabilities was allocated to goodwill and will be amortized over a period of five years.

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

6.   ACQUISITIONS (CONTINUED)

     The acquisition was accounted for as a purchase. Accordingly, the results of operations of iT-Soft and the fair market values of the acquired assets and assumed liabilities are included in the Company's financial statements as of the date of the acquisition.

7.   DISCONTINUED PRODUCT LINES

     In September 1999, the Company decided to discontinue new release development of Infinium Financials for Microsoft Windows NT and Infinium Human Resources for Microsoft Windows NT. The Company plans to provide maintenance and consulting services for existing customers until November 2000. During the quarter ended December 31, 1999, the Company recognized $298 of services revenue and incurred $2,100 in operating expenses, of which $1,177 is included in research and development and $923 is included in cost of services, related to those discontinued product lines. The impact to basic and diluted loss per share for the results relating to the discontinued product lines was ($0.09) per share for the quarter ended December 31, 1999.

8.   SUBSEQUENT EVENT

     On January 13, 2000, the Company acquired all of the outstanding capital stock of Dexton Information Systems, BV, a privately held supplier of Web-based customer relationship management solutions located in the Netherlands. The acquisition was consummated for 320,000 shares of Infinium common stock and $5.0 million in cash. The transaction will be accounted for as a purchase.

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

RESULTS OF OPERATIONS

     The Company's revenue is derived from two sources: software license fees and services revenue. Software license fees include revenue from non-cancelable software license agreements entered into between the Company and its customers with respect to both the Companies' products and third party products marketed and/or distributed by the Company. The Company's service revenue is comprised of software maintenance fees and fees for consulting and training services. Maintenance revenue is recognized ratably over the maintenance period. Consulting service revenue is recognized as the services are performed.

     The following table sets forth for the periods indicated the Company's condensed consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase period over period for the three months ended December 31, 1998 and 1999:

                                                             THREE MONTHS ENDED DEC. 31,
                                                        -------------------------------------
                                                            % OF TOTAL               % OF $
                                                              REVENUE               INCREASE
                                                            ----------             (DECREASE)
                                                                                   ----------
                                                        1998           1999         98 TO 99
                                                        ----           ----         --------

Revenue:
  Software license fees ......................            28%            16%            (56)%
  Service revenue ............................            72             84              (8)
                                                        ----           ----
     Total revenue ...........................           100            100             (22)
                                                        ----           ----
Operating costs and expenses:
  Cost of software license fees ..............             6              7             (19)
  Cost of services ...........................            31             37              (8)
  Research and development ...................            17             21              (5)
  Sales and marketing ........................            33             35             (16)
  General and administrative .................             8             12              13
                                                        ----           ----
     Total operating costs and expenses ......            95            112              (9)
                                                        ----           ----
Income (loss) from operations ................             5            (12)           (349)
                                                        ----           ----
Other income, net ............................             1              2              (6)
                                                        ----           ----
Income (loss) before provision for
  (benefit from) income taxes ................             6            (10)           (254)
Provision for (benefit from) income Taxes ....             2             (4)           (278)
                                                        ----           ----
Net income (loss) ............................             4%            (6)%          (243)%
                                                        ====           ====            ====


QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998

     REVENUE. Total revenue decreased 22%, from $30.1 million for the quarter ended December 31, 1998 to $23.5 million for the quarter ended December 31, 1999. The Company believes that the decrease was primarily due to potential customers deciding to postpone software acquisitions to focus on their internal Year 2000 compliance issues.

     Revenue in North America (United States and Canada) including the Cort Payroll Unit decreased 21%, from $27.7 million for the quarter ended December 31, 1998 to $21.7 million for the quarter ended December 31, 1999. This is representative of 93% of total revenue for the first quarter of fiscal year 2000 compared to 92% of total revenue for the first quarter of fiscal year 1999. EMEA (Europe, Middle East and Africa) revenue decreased 15% from $2.0 million for the quarter ended December 31, 1998 to $1.7 million for the quarter ended December 31, 1999 while its percentage of total revenue remained unchanged at 7%. Other international regions, including Asia-Pacific and Latin America, contributed less than 1% of total revenue for the first quarter of fiscal year 1999 and less than 2% for the first quarter of fiscal year 1998.

     Software license fee revenue decreased 56%, from $8.5 million for the quarter ended December 31, 1998 to $3.8 million for the quarter ended December 31, 1999. The Company believes the decrease was primarily due to potential customers deciding to postpone software acquisitions to focus on their internal Year 2000 compliance issues.

     Service revenue decreased 8%, from $21.5 million for the quarter ended December 31, 1998 to $19.8 million for the quarter ended December 31, 1999. This decrease was due primarily to a decrease in demand for the Company's service offerings due to lower software license fees.

     The table below summarizes the composition of and decrease in the Company's services revenue.

                                                     THREE MONTHS ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   (in thousands)              % INCREASE
                                                                               ----------
                                                                               (DECREASE)
                                                                               ----------
                                                 1998             1999          98 TO 99
                                                 ----             ----          --------

          Maintenance fee revenue              $10,361          $10,876              5%
          Consulting services revenue           11,184            8,887            (21)
                                               -------          -------
            Total services revenue             $21,545          $19,763              8%
                                               =======          =======

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sale of third party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees decreased 19%, from $1.9 million for the quarter ended December 31, 1998 to $1.6 million for the quarter ended December 31, 1999. Cost of software license fees as a percentage of software license fee revenue increased from 23% for the quarter ended December 31, 1998 to 42% for the quarter ended December 31, 1999. The decrease in the dollar amount was primarily due to a decrease in royalties on third party product software sales.

     COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of the Company's software products. Cost of services decreased 8%, from $9.5 million for the quarter ended December 31, 1998 to $8.7 million for the quarter ended December 31, 1999. Cost of services as a percentage of service revenue remained constant at 44% for the quarters ended December 31, 1998 and 1999. The decrease in the dollar amount is due to lower third party consulting fees. For the quarter ended December 31, 1999, the cost of services relating to the discontinued product lines was $923 (see Note 7 to the condensed consolidated financial statements).

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities and computer and communications overhead, and third party contractor costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses decreased 5% from $5.3 million for the quarter ended December 31, 1998 to $5.0 million for the quarter ended December 31, 1999. Research and development expense as a percentage of total revenue was 17% for the fiscal year ended December 31, 1998 and 21% for the fiscal year ended December 31, 1999. The decrease in the dollar amount is due to a reduction of development costs related to the Infinium Financials for Windows NT and Infinium Human Resources for Windows NT products. The Company decided to discontinue new release development for those products in September 1999. For the quarter ended December 31, 1999, the research and development expense relating to the discontinued product lines was $1,177 (see Note 7 to the condensed consolidated financial statements).

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses decreased 16% from $9.9 million for the quarter ended December 31, 1998 to $8.3 million for the quarter ended December 31, 1999. The decrease was primarily due to a decrease in commission expense associated with lower revenue. Sales and marketing expense as a percentage of total revenue was 33% and 35% for the first quarter of fiscal year 1999 and fiscal year 2000, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel and related facilities and computers and communication overhead, as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses increased 13% from $2.4 million for the quarter ended December 31, 1998 to $2.7 million for the quarter ended December 31, 1999. General and administrative expense as a percentage of total revenue was 8% and 12% for the first quarter of fiscal year 1999 and fiscal year 2000, respectively. The increase in dollar amount was primarily due to a slight increase in staffing and higher outside professional fees.

     PROVISION FOR INCOME TAXES. The provision for federal, state and foreign income changed from $0.5 million representing an effective income tax rate of 32% for the quarter ended December 31, 1998 to a tax benefit of $0.9 million representing an effective income tax rate of 37% for the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had cash, cash equivalents and marketable securities of $39.4 million resulting from a net use of cash, cash equivalents and marketable securities of $7.8 million during the first three months of fiscal year 2000. Operating activities consumed $6.4 million, $0.6 million was used to fund capitalized software, $0.7 was used for purchases of computers and equipment and the acquisition of iT-Soft consumed an additional $0.7 million. Proceeds from the exercise of stock options and employee stock purchase plan provided $0.7 million.

     Days sales outstanding ("DSO") increased to 62 days at December 31, 1999 compared to 47 days at September 30, 1999. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next. The increase in DSO is primarily due to the decrease in revenue for the quarter ended December 31, 1999.

     Deferred revenue decreased $1.9 million, from $37.8 million at September 30, 1999 to $35.9 million at December 31, 1999. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component due to lower customer bookings during the quarter ended December 31, 1999.

     The Company believes that cash, cash equivalents and marketable securities on hand and cash flows from operations will be sufficient to fund its operations at least through fiscal 2000. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing.

IMPACT OF THE YEAR 2000

The Year 2000 issue relates primarily to computer software and operating systems in which dates have been abbreviated. Unless corrected, these systems may recognize the date of "January 1, 2000" as "January 1, 1900." As a result, computer software and operating systems used by many companies may need to be upgraded to comply with Year 2000 requirements. The Company instituted a Year 2000 project in which Year 2000 issues were assessed and addressed in the development of its software systems, its relationships with third parties, and its internal operating systems.

Since the end of calendar 1999, the Company has not experienced any material issues or failures related to the Year 2000.

FACTORS AFFECTING FUTURE PERFORMANCE

The factors affecting the Company's future performance have not changed significantly from those enumerated in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK
The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable rates. The Company's investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments. At December 31, 1999, the fair value of the Company's short-term investments approximated market value.

FOREIGN CURRENCY RISK
The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. In the quarter ended December 31, 1999, the net impact of foreign currency changes was not material. The introduction of the Euro as a common currency for most members of the European Monetary Union took place in the Company's fiscal year 1999.

                           PART II - OTHER INFORMATION

    Items 1 - 5.   Not applicable

    Item 6.  Exhibits and Reports on Form 8-K
            (a)  Exhibits
                  Exhibit 10.12 Executive Severance Plan (New Executives)
                  Exhibit 27 Financial Data Schedule.

            (b)  Reports on Form 8-K
                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Infinium Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: January 9, 2000


                                                 INFINIUM SOFTWARE, INC.
                                                 by:


                                                 /s/ VERONICA M. ZSOLCSAK
                                                 ------------------------
                                                 Veronica M. Zsolcsak
                                                 Chief Financial Officer

                             INFINIUM SOFTWARE, INC.

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                                     DESCRIPTION
         -------                                    -----------

          10.12                      Executive Severance Plan (New Executives)
          27                         Financial Data Schedule