Form 10-Q
period 2000-03-31
INFINIUM SOFTWARE INC
filed 2000-05-12
CIK 1002044

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

                    For the quarterly period ended March 31, 2000

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


The number of shares outstanding of the registrant's Common Stock on April 28, 2000 was 12,831,505.

================================================================================

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                                         PAGE
PART I - FINANCIAL INFORMATION

  ITEM 1.    Financial Statements

                 Condensed Consolidated Balance Sheet at September 30, 1999 and
                   March 31, 2000........................................................   3

                 Condensed Consolidated Statement of Operations for the three and
                   six month periods ended March 31, 1999 and 2000.......................   4

                 Condensed Consolidated Statement of Cash Flows for the
                   six month periods ended March 31, 1999 and 2000.......................   5

                 Notes to Condensed Consolidated Financial Statements....................   6

  ITEM 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................  11

  ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk..................  18

PART II - OTHER INFORMATION

  ITEM 1.    Legal Proceedings...........................................................  19

  ITEM 2.    Changes in Securities.......................................................  19

  ITEM 3.    Defaults Upon Senior Securities.............................................  19

  ITEM 4.    Submission of Matters to a Vote of Security Holders.........................  19

  ITEM 5.    Other Information...........................................................  19

  ITEM 6.    Exhibits and Reports on Form 8-K............................................  19

SIGNATURES...............................................................................  20

EXHIBITS.................................................................................  21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              SEPTEMBER 30,     MARCH 31,
                                                                                  1999            2000
                                                                              ------------     -----------
                                                                                               (UNAUDITED)
                                  ASSETS
Current assets:
    Cash and cash equivalents..............................................      $23,099         $21,524
    Marketable securities at fair market value.............................       24,113           9,882
    Accounts receivable, less allowance for doubtful accounts of $4,229 and $3,005 at September 30, 1999 and March 31, 2000,
      respectively.........................................................       16,510          15,343
    Deferred income taxes..................................................        3,590           3,727
    Prepaid expenses and other current assets..............................        4,142           5,977
                                                                                 -------         -------
            Total current assets...........................................       71,454          56,453
                                                                                 -------         -------

  Property and equipment, net..............................................       10,593          11,212
  Capitalized software development costs, net..............................        5,406           7,147
  Goodwill and other intangible assets, net................................          755           6,185
  Deferred income taxes....................................................        3,477           3,477
  Other assets.............................................................        2,196           2,096
                                                                                 -------         -------
            Total assets...................................................      $93,881         $86,570
                                                                                 =======         =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable.......................................................      $ 7,775         $ 5,516
    Accrued expenses.......................................................       11,709           9,083
    Income taxes payable...................................................          795              --
    Lease obligation, short-term portion...................................          109             271
    Deferred revenue.......................................................       35,744          33,364
                                                                                 -------         -------
            Total current liabilities......................................       56,132          48,234
                                                                                 -------         -------
  Lease obligation, long-term portion                                                343             754
  Deferred revenue.........................................................        2,063           2,105
  Other long-term liabilities..............................................           --           1,000
                                                                                 -------         -------
            Total liabilities..............................................       58,538          52,093
                                                                                 -------         -------
    Common stock, $.01 par value; authorized 40,000 shares, issued 12,607 and 12,927 shares at September 30, 1999 and March 31, 2000,
      respectively.........................................................          126             129
    Additional paid-in capital.............................................       36,306          38,327
    Retained earnings (accumulated deficit)................................        1,188         (3,696)
    Accumulated other comprehensive income (loss)..........................         (257)            171
                                                                                 -------         -------
                                                                                  37,363          34,931
    Less: treasury stock at cost, 410 and 96 shares at September 30,
      1999 and March 31, 2000, respectively................................       (2,020)           (454)
                                                                                 -------         -------
            Total stockholders' equity.....................................       35,343          34,477
                                                                                 -------         -------
            Total liabilities and stockholders' equity.....................      $93,881         $86,570
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

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         MARCH 31,              MARCH 31,
                                                    -------------------    -------------------
                                                      1999       2000        1999      2000
                                                    --------   --------    --------   --------
Revenue:
  Software license fees .........................   $  9,237   $  4,552    $ 17,775   $  8,310
  Services revenue ..............................     22,128     18,034      43,673     37,797
                                                    --------   --------    --------   --------
          Total revenue .........................     31,365     22,586      61,448     46,107
                                                    --------   --------    --------   --------
Operating costs and expenses:
  Cost of software license fees .................      2,353      1,574       4,280      3,135
  Cost of services ..............................     10,262      9,123      19,712     17,854
  Research and development ......................      4,952      4,629      10,213      9,646
  Sales and marketing ...........................     10,253      9,236      20,182     17,553
  General and administrative ....................      2,953      3,125       5,338      5,831
                                                    --------   --------    --------   --------
          Total operating costs and expenses ....     30,773     27,687      59,725     54,019
                                                    --------   --------    --------   --------

Income (loss) from operations ...................        592     (5,101)      1,723     (7,912)
Other income, net ...............................        311        374         742        778
                                                    --------   --------    --------   --------
Income (loss) before provision for (benefit from)
      income taxes ..............................        903     (4,727)      2,465     (7,134)
Provision for (benefit from) income taxes .......        289     (1,534)        789     (2,425)
                                                    --------   --------    --------   --------
 Net income (loss) ..............................   $    614   $ (3,193)   $  1,676   $ (4,709)
                                                    ========   ========    ========   ========

Basic earnings (loss) per share .................   $   0.05   $  (0.25)   $   0.13   $  (0.38)
                                                    ========   ========    ========   ========
Diluted earnings (loss) per share ...............   $   0.05   $  (0.25)   $   0.13   $  (0.38)
                                                    ========   ========    ========   ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  MARCH 31,
                                                                            --------------------
                                                                              1999        2000
                                                                            --------    --------
Cash flows from operating activities:
  Net income (loss) .....................................................   $  1,676    $ (4,709)
  Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation and amortization ......................................      4,389       3,923
     Allowance for doubtful accounts ....................................        175      (1,285)

     Changes in operating assets and liabilities, net of effects from the acquisitions of iT-Soft and Dexton:
         Accounts receivable ............................................      1,327       2,958
         Prepaid expenses and other current assets ......................        389      (1,764)
         Other assets ...................................................         17         142
         Accounts payable ...............................................        755      (2,523)
         Accrued expenses ...............................................     (2,202)     (3,638)
         Income taxes payable ...........................................     (1,183)       (687)
         Deferred revenue ...............................................     (1,291)     (2,574)
                                                                            --------    --------
           Net cash provided by (used in) operating activities ..........      4,052     (10,157)
                                                                            --------    --------


Cash flows from investing activities:
  Purchase of marketable securities .....................................     (9,774)     (3,651)
  Sale of marketable securities .........................................     12,758      17,882
  Purchase of property and equipment ....................................     (3,609)     (1,769)
  Capitalized software ..................................................     (3,250)     (1,289)
  Acquisitions of iT-Soft and Dexton, net of cash acquired (Note 6) .....       --        (4,575)
                                                                            --------    --------
          Net cash provided by (used in) investing activities ...........     (3,875)      6,598
                                                                            --------    --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and employee stock
    purchase plan .......................................................        328       2,028
  Purchase of treasury stock ............................................       (542)       --
                                                                            --------    --------
          Net cash provided by (used in) financing activities ...........       (214)      2,028
                                                                            --------    --------

Effect of foreign exchange rate changes on cash .........................        (42)        (44)
                                                                            --------    --------
Net decrease in cash and cash equivalents ...............................        (79)     (1,575)
                                                                            --------    --------
Cash and cash equivalents, beginning of period ..........................     12,708      23,099
                                                                            --------    --------
Cash and cash equivalents, end of period ................................   $ 12,629    $ 21,524
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

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

    The information at March 31, 1999 and 2000 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of operating results for the full fiscal year.

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

    No shares were repurchased by the Company during the three and six months ended March 31, 2000 under either of the repurchase plans. The Company reissued 189 and 125 shares which had been purchased under the February 1998 Plan during the quarters ended March 31, 2000 and December 31, 1999, respectively.

3.   COMPREHENSIVE INCOME

    The table below sets forth comprehensive income and loss as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income for the three and six month periods ended March 31, 1999 and 2000:


                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      MARCH 31,                MARCH 31,
                                                   -----------------      -------------------
                                                   1999       2000         1999        2000
                                                   -----    --------      -------    --------
   Net income (loss)                               $ 614    $ (3,193)     $ 1,676    $ (4,709)
   Other comprehensive income (loss):
     Foreign currency translation adjustments          9         (49)          (8)        (67)
     Unrealized gain on investments                   --         453           --         495
                                                   -----    --------      -------    --------
        Comprehensive income (loss)                $ 623    $ (2,789)     $ 1,668    $ (4,281)
                                                   =====    ========      =======    ========

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


4.   NET INCOME (LOSS) PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. This Statement, which the Company adopted with the quarter ended December 31, 1997, establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 requires restatement of all previously reported earnings per share data that are presented.

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

    The computation of basic and diluted earnings per share for the three and six months ended March 31, 1999 and 2000 is as follows:


                                                             THREE MONTHS ENDED
                                       --------------------------------------------------------------
                                            MARCH 31, 1999                       MARCH 31, 2000
                                       ----------------------------       ---------------------------
                                                              PER                               PER
                                       INCOME     SHARES     SHARE         LOSS      SHARES    SHARE
                                       ------     ------     ------       -------    ------    ------
  BASIC EARNINGS PER SHARE:
    Income (loss) per common
      share                            $ 614      12,510     $ 0.05       $(3,193)   12,709    $(0.25)
                                       =====                 ======       =======              ======
  EFFECT OF DILUTIVE SECURITIES:
    Stock options                                    128                                N/A
                                                  ------                             ------
   DILUTED EARNINGS PER SHARE:
    Income (loss) per common
      share                            $ 614      12,638     $ 0.05       $(3,193)   12,709    $(0.25)
                                       =====      ======     ======       ========   ======    ======


                                                               SIX MONTHS ENDED
                                       --------------------------------------------------------------
                                            MARCH 31, 1999                       MARCH 31, 2000
                                       ---------------------------        ---------------------------
                                                             PER                                PER
                                       INCOME     SHARES    SHARE          LOSS      SHARES    SHARE
                                       ------     ------    ------        -------    ------   -------
  BASIC EARNINGS PER SHARE:
   Income (loss) per common
      share                          $ 1,676      12,514    $ 0.13        $(4,709)   12,476    $(0.38)
                                     =======                ======        =======              ======
  EFFECT OF DILUTIVE SECURITIES:
    Stock options                                    231                               N/A
                                                  ------                             ------
  DILUTED EARNINGS PER SHARE:
    Income (loss) per common
      share                          $ 1,676      12,745    $ 0.13        $(4,709)   12,476    $(0.38)
                                     =======      ======    ======        =======    ======    ======

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

    The Company has determined that its reportable business segments are North American Operations (which includes all operations in the United States and Canada with the exclusion of the Cort Payroll Unit), the Cort Payroll Unit, and International Operations. The Company's determination of its reportable segments is based on its internal reporting. The following table presents a summary of operating information for the three and six months ended March 31, 1999 and 2000:


                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                     MARCH 31,               MARCH 31,
                               --------------------    --------------------
                                 1999        2000        1999        2000
                               --------    --------    --------    --------
Revenues:
   North American operations   $ 28,003    $ 19,188    $ 54,374    $ 39,870
       (excluding Cort)
   Cort payroll unit              1,191       1,157       2,489       2,223
   International operations       2,171       2,241       4,585       4,014
                               --------    --------    --------    --------
       Consolidated            $ 31,365    $ 22,586    $ 61,448    $ 46,107
                               ========    ========    ========    ========

Operating income (loss):
   North American operations   $  1,713    $ (2,914)   $  4,002    $ (4,278)
       (excluding Cort)
   Cort payroll unit               (380)       (513)       (731)       (975)
   International operations        (741)     (1,674)     (1,548)     (2,659)
                               --------    --------    --------    --------
       Consolidated            $    592    $ (5,101)   $  1,723    $ (7,912)
                               ========    ========    ========    ========


    The following table presents a summary of balance sheet information by business segment as of September 30, 1999 and March 31, 2000:

                                                     SEPTEMBER 30, MARCH 31,
                                                   --------------------------
                                                     1999              2000
                                                   --------          --------
  Identifiable assets:
     North American operations                     $ 87,015          $ 78,467
         (excluding Cort)
     Cort payroll unit                                1,798             1,466
     International operations                         5,068             6,637
                                                   --------          --------
        Consolidated                               $ 93,881          $ 86,570
                                                   ========          ========

                                    INFINIUM SOFTWARE, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


6.       ACQUISITIONS

     On January 13, 2000, the Company acquired all of the outstanding capital stock of Dexton Information Systems, B.V. ("Dexton"), a privately held supplier of Web-based customer relationship management solutions located in the Netherlands. The purchase price of $7,589 was comprised of $5,000 in cash, the issuance of 320 shares of Infinium common stock and acquisition expenses of $749. The acquisition was accounted for as a purchase, consequently, the purchase price was allocated to the acquired assets and assumed liabilities, based on their fair value at the date of acquisition, as follows:

     Net tangible assets acquired                       $   460
     Intangible assets acquired:
        Customer base                                       716
         Work force                                         802
         Current technology                               2,064
         Goodwill                                         3,547
                                                        -------
                    Total                               $ 7,589
                                                        =======

     The intangible assets are being amortized on a straight-line basis over five years.

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

     The acquisitions of Dexton and iT-Soft were accounted for as purchases. Accordingly, the results of operations of Dexton and iT-Soft and the fair market values of the acquired assets and assumed liabilities are included in the Company's financial statements as of their respective acquisition dates.

7.        DISCONTINUED PRODUCT LINES

     The Company decided, in September 1999, to discontinue new release development of Infinium Financials for Microsoft Windows NT and Infinium Human Resources for Microsoft Windows NT. In February 2000, the Company divested Infinium Financials for Microsoft Windows NT to a Gores Technology Group company, Artemis Financial Systems, Inc. ("Artemis"), for a cash payment of $822 from the Company to Artemis. Gores Technology Group, a leading international technology and management company, is a guarantor of Artemis' obligations under the agreement to acquire Infinium Financials for Microsoft Windows NT. The Company plans to continue to provide maintenance and consulting services for existing customers of Infinium Human Resources for Microsoft Windows NT until November 2000.


     General and administrative expense for the quarter ended March 31, 2000 includes $354 in expenses incurred in connection with transitioning NT customers from the discontinued product lines described above.

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


8.       RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 2000, the Financial Accounting Standards Board (FASB) released FASB interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25. FIN 44 provides guidance for certain issues that arise in applying Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The Company does not expect that the adoption of FIN No. 44 will have a significant impact on the Company's results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the Securities and Exchange Commission's view regarding recognition of revenue. The Company will adopt SAB 101 in the third quarter of 2000 and is currently evaluating the effects it will have. The Company anticipates that the adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company will adopt SFAS No. 133, as required by SFAS No. 137, Deferral of the Effective Date of the FASB Statement No. 133, in fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

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

OVERVIEW

     Infinium Software, Inc. ("Infinium", "the Company") develops, markets and supports enterprise-level business software applications and provides software application services. Infinium offers Web- and server-based products that automate the financial, human resources and materials management functions of organizations. The Company also offers a specialized manufacturing system designed to manage process manufacturing operations.

     During the first six months of fiscal 2000, the Company initiated a reorganization to focus on delivering Internet business solutions and services to customers. As part of its reorganization, Infinium completed plans to open its ASP East Coast Enterprise Solution Hosting Center, a full-featured data center that will allow Infinium to become a single source, fully accountable application service provider. In addition, two acquisitions were completed during the first six months of fiscal 2000. The Company acquired iT-Soft, a privately held value-added reseller of Infinium solutions, in November 1999. In January 2000, the Company acquired Dexton, a supplier of Web-based customer relationship management solutions based in the Netherlands. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     The Company discontinued new release development of Infinium Financials for Microsoft Windows NT and Infinium Human Resources for Microsoft Windows NT during the fourth quarter of fiscal 1999. The Company plans to continue to provide maintenance and consulting services for existing customers of Infinium Human Resources for Microsoft Windows NT until November 2000. In February 2000, the Company divested Infinium Financial for Microsoft Windows NT to Artemis, a Gores Technology Group company, for a cash payment of $822 from the Company to Artemis. General and administrative expense for the quarter ended March 31, 2000 includes $354 in expenses incurred in connection with transitioning NT customers from the discontinued product lines. During the remainder of fiscal 2000, the Company may incur additional costs associated with this transition.

     The results of operations for the discontinued product lines for the three and six month periods ended March 31, 2000, are as follows:


                                               THREE MONTHS        SIX MONTHS
                                                   ENDED              ENDED
                                              MARCH 31, 2000     MARCH 31, 2000
                                              --------------     --------------
  Services revenue                              $    175             $   473
   Operating costs and expenses:
         Cost of services                            766               1,689
         Research and development                    480               1,657
         General and administrative                  433                 433
                                                --------
    Total operating costs and expenses             1,679               3,779
                                                --------             -------
    Loss from operations                          (1,504)             (3,306)
    Benefit from income taxes                        488               1,155
                                                --------             -------
    Net operating loss                          $ (1,016)            $(2,151)
                                                ========             =======


     The impact to basic and diluted loss per share for the results relating to the discontinued product lines was ($0.08) per share and ($0.17) per share for the three and six months ended March 31, 2000, respectively.


     The Company's revenue is currently derived from two sources: software license fees and services revenue. Software license fees include revenue from non-cancelable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products marketed and/or distributed by the Company. The Company's service revenue is comprised of software maintenance fees and fees for consulting and training services. Maintenance revenue is recognized ratably over the maintenance period. Consulting service revenue is recognized as the services are performed.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

    The following table sets forth for the periods indicated the Company's condensed consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the three months ended March 31, 1999 and 2000:


                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                      % OF TOTAL         % OF $
                                                        REVENUE         INCREASE
                                                     -------------     (DECREASE)
                                                                       ----------
                                                                        1999 TO
                                                                       ----------
                                                     1999     2000        2000
                                                     -----    ----    ------------
Revenue:
  Software license fees...........................     29%     20%        (51)%
  Services revenue................................     71      80         (19)
                                                     ----     ---
     Total revenue................................    100     100         (28)
                                                     ----     ---
Operating costs and expenses:
  Cost of software license fees...................      7       7         (33)
  Cost of services................................     33      40         (11)
  Research and development........................     16      21          (7)
  Sales and marketing.............................     33      41         (10)
  General and administrative......................      9      14           6
                                                     ----     ---
     Total operating costs and expenses...........     98     123         (10)
                                                     ----     ---
Income (loss) from operations.....................      2     (23)       (962)
Other income, net.................................      1       2          20
                                                     ----     ---
Income (loss) before provision for
  (benefit from)  income taxes....................      3     (21)       (623)
Provision  for (benefit from)
  income taxes....................................      1      (7)       (631)
                                                     ----     ---
Net income (loss).................................      2%    (14%)      (620)%
                                                     ====     ====



    REVENUE. Total revenue declined $8.8 million, or 28%, from $31.4 million for the quarter ended March 31, 1999 to $22.6 million for the quarter ended March 31, 2000. Software license fees declined 51%, from $9.2 million for the quarter ended March 31, 1999 to $4.6 million for the same quarter in fiscal 2000. The Company believes that the decrease was primarily due to potential customers deciding to postpone software acquisitions to focus on their internal Year 2000 compliance issues. Service revenue, comprised of maintenance fee revenue and consulting services revenue, declined 19%, from $22.1 million for the quarter ended March 31, 1999 to $18.0 million for the quarter ended March 31, 2000. This decrease was due primarily to a decrease in demand for the Company's consulting service offerings due to lower software license fees. The components of service revenue are as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                               ---------------------------------
                                                 (in thousands)      % INCREASE
                                                                     ----------
                                                                     (DECREASE)
                                                                     ----------
                                                 1999       2000    1999 TO 2000
                                               --------    -------  ------------
          Maintenance fee revenue              $ 10,487    $10,887        4%
          Consulting services revenue            11,641      7,147      (39)
                                               --------    -------
            Total services revenue             $ 22,128    $18,034      (19)
                                               ========    =======

    Revenue derived from the North American operations (United States and Canada, including the Cort Payroll Unit), representing 90% of total revenue for the quarter ended March 31, 2000 and 93% for the same quarter in fiscal 1999, declined 30% to $20.4 million for the quarter ended March 31, 2000 from $29.2 million for the quarter ended March 31, 1999. EMEA (Europe, Middle East and Africa) revenue increased 5% from $1.9 million, or 6% of total revenue, for to the quarter ended March 31, 1999 to $2.0 million, or 9% of total revenue, for the same quarter in fiscal 2000. The increase is primarily attributable to the acquisition of Dexton, which contributed $0.6 million to revenue for the second quarter of fiscal 2000. Other international regions, including Asia-Pacific and Latin America, contributed 1% of total revenue for the both the second quarter of fiscal year 1999 and the second quarter of fiscal year 2000.

    COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sale of third party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees decreased 33%, from $2.4 million for the quarter ended March 31, 1999 to $1.6 million for the quarter ended March 31, 2000. Cost of software license fees as a percentage of software license fee revenue increased from 25% for the quarter ended March 31, 1999 to 35% for the same quarter in fiscal 2000. The decrease in the dollar amount was primarily due to a decrease in royalties on third party product software sales directly attributable to the decline in software license fee revenue.

    COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of the Company's software products. Cost of services decreased 11%, from $10.3 million for the quarter ended March 31, 1999 to $9.1 million for the quarter ended March 31, 2000. The decrease in the dollar amount is due to lower third party consulting fees. Cost of services as a percentage of service revenue was 46% and 51% for the quarters ended March 31, 1999 and 2000, respectively. The percentage increase is attributable to costs associated with the divestiture of the Infinium Financials for Windows NT product to Artemis. For the quarter ended March 31, 2000, the cost of services relating to the discontinued product lines was $766. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities and computer and communications overhead, and third party contractor costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses decreased 7% from $5.0 million for the quarter ended March 31, 1999 to $4.6 million for the quarter ended March 31, 2000. Research and development expense as a percentage of total revenue was 16% for the quarter ended March 31, 1999 and 20% for the quarter ended March 31, 2000. The decrease in the dollar amount is due to a reduction of development costs related to the Infinium Financials for Windows NT and Infinium Human Resources for Windows NT products. The Company decided to discontinue new release development for those products in September 1999. For the quarter ended March 31, 2000, the research and development expense relating to the discontinued product lines was $480. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses decreased 10% from $10.3 million for the quarter ended March 31, 1999 to $9.2 million for the quarter ended March 31, 2000. The decrease was primarily due to a decrease in commission expense associated with lower revenue. Sales and marketing expense as a percentage of total revenue was 33% and 41% for the second quarters of fiscal year 1999 and fiscal year 2000, respectively.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel and related facilities and computers and communication overhead, as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses increased 6% from $3.0 million for the quarter ended March 31, 1999 to $3.1 million for the quarter ended March 31, 2000. General and administrative expense as a percentage of total revenue was 9% and 14% for the second quarters of fiscal year 1999 and fiscal year 2000, respectively. The increase in percentage and dollar amount was primarily due to costs associated with the Company's increasing focus on its new application service provider and customer relationship management lines of business, as well as the expenses incurred in connection with transitioning NT customers from the discontinued product lines. For the quarter ended March 31, 2000, general and administrative expenses attributable to the discontinued product lines was $433. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

    PROVISION FOR INCOME TAXES. The provision for federal, state and foreign income taxes changed from $0.3 million representing an effective income tax rate of 32% for the quarter ended March 31, 1999 to a tax benefit of $1.5 million representing an effective income tax rate of 34% for the six months ended March 31, 2000.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

    The following table sets forth for the periods indicated the Company's condensed consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the six months ended March 31, 1999 and 2000:


                                                      SIX MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                     % OF TOTAL        % OF $
                                                       REVENUE        INCREASE
                                                     ------------    (DECREASE)
                                                                     ----------
                                                                       1999 TO
                                                                      ---------
                                                     1999    2000        2000
                                                     ----    ----     ---------
Revenue:
  Software license fees...........................     29%     18%        (53)%
  Services revenue................................     71      82         (13)
                                                      ---     ---
     Total revenue................................    100     100         (25)
                                                      ---     ---
Operating costs and expenses:
  Cost of software license fees...................      7       7         (27)
  Cost of services................................     32      39         (9)
  Research and development........................     16      21         (6)
  Sales and marketing.............................     33      38         (13)
  General and administrative......................      9      12          9
                                                      ---     ---
     Total operating costs and taxes..............     97     117         (10)
                                                       --     ---
Income (loss) from operations.....................      3     (17)       (559)
Other income, net.................................      1       2           5
                                                      ---     ---
Income (loss) before provision for
  (benefit from)  income taxes....................      4     (15)       (389)
Provision  for (benefit from)
  income taxes....................................      1      (5)       (407)
                                                      ---     ---
Net income (loss).................................      3%    (10%)      (381)%
                                                      ===     ===

    REVENUE. As the following chart indicates, total revenue declined $15.3 million, or 25%, from $61.4 million for the six months ended March 31, 1999 to $46.1 million for the same period in fiscal 2000.


                                                    SIX MONTHS ENDED MARCH 31,
                                                 -------------------------------
                                                  (in thousands)     % INCREASE
                                                                     ----------
                                                                     (DECREASE)
                                                                     ----------
                                                 1999       2000    1999 TO 2000
                                                 ----       ----    ------------
          Software license fees                $ 17,775    $ 8,310       (53)%
          Services revenue:
          Maintenance fee revenue                20,848     21,763         4
          Consulting services revenue            22,825     16,034       (30)
                                               --------    -------
            Total services revenue               43,673     37,797       (13)
                                               --------    -------
          Total revenue                        $ 61,448    $46,107       (25)%
                                               ========    =======

    Software license fees declined 53%, from $17.8 million for the six months ended March 31, 1999 to $8.3 million for the same period in fiscal 2000. The Company believes that the decrease was primarily due to potential customers deciding to postpone software acquisitions to focus on their internal Year 2000 compliance issues. Total services revenue declined $5.9 million, or 13%, from $43.7 million for the six months ended March 31, 1999 to $37.8 million for the six month period ended March 31, 2000. The reduction was primarily the result of a decrease in demand for the Company's consulting services due to lower software license fees. Maintenance fee revenue, the other component of services revenue, increased slightly from $20.8 million for the six months ended March 31, 1999 to $21.8 million for the same period in fiscal 2000. For the six months ended March 31, 2000, services revenue relating to the discontinued product lines was $473. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

    COST OF SOFTWARE LICENSE FEES. Cost of software license fees decreased $1.2 million, or 27%, from $4.3 million for the six months ended March 31, 1999 to $3.1 million for the six months ended March 31, 2000. As a percentage of software license fee revenue, the cost of software license fees increased from 24% for the quarter ended March 31, 1999 to 38% for the same quarter in fiscal 2000. The decrease in the dollar amount was primarily due to a decrease in royalties on third party product software sales.

    COST OF SERVICES. Cost of services declined 9%, from $19.7 million for the six months ended March 31, 1999 to $17.9 million for the six months ended March 31, 2000. The decrease in the dollar amount is due to lower third party consulting fees. Cost of services as a percentage of service revenue was 45% and 47% for the six month periods ended March 31, 1999 and 2000, respectively. The percentage increase is attributable to costs associated with the divestiture of the Infinium Financials for Windows NT product to Artemis. For the six months ended March 31, 2000, the cost of services relating to the discontinued product lines was $1,689. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 6% from $10.2 million for the six months ended March 31, 1999 to $9.6 million for the same period in fiscal 2000. Research and development expense as a percentage of total revenue was 17% for the six months ended March 31, 1999 and 21% for the quarter ended March 31, 2000. The decrease in the dollar amount is due to a reduction of development costs related to the Infinium Financials for Windows NT and Infinium Human Resources for Windows NT products. The Company decided to discontinue new release development for those products in September 1999. For the six months ended March 31, 2000, the research and development expense relating to the discontinued product lines was $1,657. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

    SALES AND MARKETING. Sales and marketing expenses decreased 13% from $20.2 million for the six months ended March 31, 1999 to $17.6 million for the six months ended March 31, 2000. The decrease was primarily due to a decrease in commission expense associated with lower revenue. Sales and marketing expense as a percentage of total revenue was 33% and 38% for the first six months of fiscal year 1999 and fiscal year 2000, respectively.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 9% from $5.3 million for the six months ended March 31, 1999 to $5.8 million for the same period in fiscal 2000. General and administrative expense as a percentage of total revenue was 9% and 13% for the first six months of fiscal year 1999 and fiscal year 2000, respectively. The increase in percentage and dollar amount was primarily due to costs associated with the Company's increasing focus on its new application service provider and customer relationship management lines of business, as well as the expenses incurred in connection with transitioning customers from the discontinued product lines. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

    PROVISION FOR INCOME TAXES. The provision for federal, state and foreign income taxes changed from $0.8 million representing an effective income tax rate of 32% for the six months ended March 31, 1999 to a tax benefit of $2.4 million representing an effective income tax rate of 34% for the six months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, the Company had cash, cash equivalents and marketable securities of $31.4 million resulting from a net use of cash, cash equivalents and marketable securities of $1.6 million during the first six months of fiscal year 2000. Operating activities consumed $10.2 million, $1.3 million was used to fund capitalized software, $1.8 was used for purchases of computers and equipment and the acquisitions of iT-Soft and Dexton consumed an additional $4.6 million. Proceeds from the exercise of stock options and the employee stock purchase plan provided $2.0 million.

    Days sales outstanding ("DSO") increased to 61 days at March 31, 2000 compared to 47 days at September 30, 1999. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next. The increase in DSO is primarily due to the decrease in revenue for the quarter ended March 31, 2000.

    Deferred revenue decreased $2.3 million, from $37.8 million at September 30, 1999 to $35.5 million at March 31, 2000. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component due to lower customer bookings during the six months ended March 31, 2000.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 2000, the Financial Accounting Standards Board (FASB) released FASB interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25. FIN 44 provides guidance for certain issues that arise in applying Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The Company does not expect that the adoption of FIN No. 44 will have a significant impact on the Company's results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the Securities and Exchange Commission's view regarding recognition of revenue. The Company will adopt SAB 101 in the third quarter of 2000 and is currently evaluating the effects it will have. The Company anticipates that the adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company will adopt SFAS No. 133, as required by SFAS No. 137, Deferral of the Effective Date of the FASB Statement No. 133, in fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

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

INTEREST RATE RISK

     The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable rates. The Company's investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments. At March 31, 2000, the fair value of the Company's short-term investments approximated market value.

FOREIGN CURRENCY RISK

     The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. In the three and six month periods ended March 31, 2000, the net impact of foreign currency changes was not material. The introduction of the Euro as a common currency for most members of the European Monetary Union took place in the Company's fiscal year 1999.

                           PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings
             Not applicable

    Item 2.  Changes in Securities
             Not applicable

    Item 3.  Defaults Upon Senior Securities
             Not applicable

    Item 4.  Submission of Matters to a Vote of Security Holders
             The Company's Annual Meeting of Stockholders was held on Friday, February 11, 2000. At the meeting, the stockholders elected the following Class I directors to the Board of Directors:


             Name                     For         Against           Abstentions
             ----                     ---         -------           -----------
             Manuel Correia        10,374,121     108,977             None
             Fred Luconi            5,426,340     152,500             None


             The terms of Robert A. Pemberton and Robert P. Schechter as Class II directors and Roland D. Pampel and Michael Cusumano as Class III directors continued after the meeting.

             At the Annual Meeting, the stockholders also ratified the selection of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ended September 30, 2000:

             Name                           For        Against      Abstentions
             ----                           ---        -------      -----------
             PricewaterhouseCoopers LLP   10,406,218    45,826         31,054

    Item 5.  Other Information
             Not applicable

    Item 6. Exhibits and Reports on Form 8-K

            (a)  Exhibits
                 Exhibit 27 Financial Data Schedule.

            (b)  Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Infinium Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  May 12, 2000

                                        INFINIUM SOFTWARE, INC.
                                        by:


                                        /s/ VERONICA M. ZSOLCSAK
                                        ----------------------------------------
                                            Veronica M. Zsolcsak
                                            Chief Financial Officer

                             INFINIUM SOFTWARE, INC.

                                  EXHIBIT INDEX



     EXHIBIT
     NUMBER                DESCRIPTION                                     PAGE
     -------               -----------                                     ----
       27               Financial Data Schedule                             21
