Form 10-Q
period 2000-06-30
INFINIUM SOFTWARE INC
filed 2000-08-11
CIK 1002044

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

                  For the quarterly period ended June 30, 2000

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition period from _______to______


                         Commission File Number 0-27030


                             INFINIUM SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)



         MASSACHUSETTS                                     04-2734036
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                    25 Communications Way, Hyannis, MA 02601
          (Address of principal executive offices, including Zip Code)


                                 (508) 778-2000
              (Registrant's telephone number, including area code)


                       ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES__X__ NO_____


The number of shares outstanding of the registrant's Common Stock on July 28, 2000 was 12,883,666.


--------------------------------------------------------------------------------

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                                                    PAGE
      PART I - FINANCIAL INFORMATION

        ITEM 1.         Financial Statements

                            Condensed Consolidated Balance Sheet at June 30, 2000 (unaudited)
                            and September 30, 1999..................................................   3

                            Condensed Consolidated Statement of Operations for the three and nine month periods ended June 30, 2000 (unaudited) and 1999
                            (unaudited).............................................................   4

                            Condensed Consolidated Statement of Cash Flows for the
                            nine month periods ended June 30, 2000 (unaudited) and 1999
                            (unaudited).............................................................   5

                            Notes to Condensed Consolidated Financial Statements....................   6

        ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                          Results of Operations.....................................................  11

        ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk..................  18

      PART II - OTHER INFORMATION

        ITEM 1.         Legal Proceedings...........................................................  19

        ITEM 2.         Changes in Securities.......................................................  19

        ITEM 3.         Defaults Upon Senior Securities.............................................  19

        ITEM 4.         Submission of Matters to a Vote of Security Holders.........................  19

        ITEM 5.         Other Information...........................................................  19

        ITEM 6.         Exhibits and Reports on Form 8-K............................................  19

      SIGNATURES        ............................................................................  20

      EXHIBITS          ............................................................................  21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      JUNE 30,        SEPTEMBER, 30
                                                                                        2000              1999
                                                                                      --------        -------------
                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents ..............................................          $ 17,774           $ 23,099
    Marketable securities at fair market value .............................             4,677             24,113
    Accounts receivable, less allowance for doubtful accounts of $3,271 and $4,229 at June 30, 2000 and September 30, 1999,
      respectively .........................................................            14,334             16,510
    Refundable income taxes ................................................             5,886                 --
    Deferred income taxes ..................................................             3,726              3,590
    Prepaid expenses and other current assets ..............................             5,161              4,142
                                                                                      --------           --------
            Total current assets ...........................................            51,558             71,454
                                                                                      --------           --------

  Property and equipment, net ..............................................            15,977             10,593
  Capitalized software development costs, net ..............................             6,303              5,406
  Goodwill and other intangible assets, net ................................             5,804                755
  Deferred income taxes ....................................................             3,477              3,477
  Other assets .............................................................             2,096              2,196
                                                                                      --------           --------
            Total assets ...................................................          $ 85,215           $ 93,881
                                                                                      ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable .......................................................          $  9,074           $  7,775
    Accrued expenses .......................................................            11,847             11,709
    Income taxes payable ...................................................                --                795
    Lease obligation, short-term portion ...................................                93                109
    Deferred revenue .......................................................            34,418             35,744
                                                                                      --------           --------
            Total current liabilities ......................................            55,432             56,132
                                                                                      --------           --------

  Lease obligation, long-term portion ......................................               286                343
  Deferred revenue .........................................................             2,021              2,063
  Deferred income taxes ....................................................               170                 --
  Other long-term liabilities ..............................................             1,000                 --
                                                                                      --------           --------
            Total liabilities ..............................................            58,909             58,538
                                                                                      --------           --------

  Common stock, $0.01 par value; authorized 40,000 shares, issued 12,927 and
    12,607 shares at June 30, 2000 and September 30, 1999
    respectively ...........................................................               129                126
  Additional paid-in capital ...............................................            38,327             36,306
  Retained earnings (accumulated deficit) ..................................           (11,963)             1,188
  Accumulated other comprehensive income (loss) ............................                23               (257)
                                                                                      --------           --------
                                                                                        26,516             37,363
  Less: treasury stock at cost, 43 and 410 shares at June 30,
      2000 and September 30, 1999, respectively ............................              (210)            (2,020)
                                                                                      --------           --------
            Total stockholders' equity .....................................            26,306             35,343
                                                                                      --------           --------
            Total liabilities and stockholders' equity .....................          $ 85,215           $ 93,881
                                                                                      ========           ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             INFINIUM SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   ------------------                     -----------------
                                                                        JUNE 30,                               JUNE 30,
                                                                        --------                               --------
                                                                 2000               1999               2000               1999
                                                                 ----               ----               ----               ----

    Revenue:
      Software license fees .........................          $  5,132           $  7,036           $ 13,442           $ 24,811
      Services revenue ..............................            16,780             22,205             54,577             65,878
                                                               --------           --------           --------           --------
              Total revenue .........................            21,912             29,241             68,019             90,689
                                                               --------           --------           --------           --------

    Operating costs and expenses:
      Cost of software license fees .................             1,752              1,824              4,887              6,104
      Cost of services ..............................             8,267             10,252             26,121             29,964
      Research and development ......................             6,139              5,019             15,785             15,232
      Sales and marketing ...........................            13,620             10,117             31,173             30,299
      General and administrative ....................             4,842              2,922             10,673              8,260
                                                               --------           --------           --------           --------
              Total operating costs and expenses ....            34,620             30,134             88,639             89,859
                                                               --------           --------           --------           --------

    Income (loss) from operations ...................           (12,708)              (893)           (20,620)               830
    Other income, net ...............................               295              1,484              1,073              2,226
                                                               --------           --------           --------           --------
    Income (loss) before provision for (benefit from)
          income taxes ..............................           (12,413)               591            (19,547)             3,056
    Provision for (benefit from) income taxes .......            (4,215)               189             (6,640)               978
                                                               --------           --------           --------           --------
    Net income (loss) ...............................          $ (8,198)          $    402           $(12,907)          $  2,078
                                                               ========           ========           ========           ========

    Basic earnings (loss) per share .................          $  (0.64)          $   0.03           $  (1.02)          $   0.17
                                                               ========           ========           ========           ========
    Diluted earnings (loss) per share ...............          $  (0.64)          $   0.03           $  (1.02)          $   0.16
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

                             INFINIUM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                        -----------------
                                                                                             JUNE 30,
                                                                                             --------
                                                                                     2000               1999
                                                                                     ----               ----

Cash flows from operating activities:
  Net income (loss) .....................................................          $(12,907)          $  2,078
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization ......................................             6,228              6,639
     Allowance for doubtful accounts ....................................            (1,019)               275
     Changes in operating assets and liabilities, net of effects from the acquisitions of businesses:
         Accounts receivable ............................................             3,809              6,163
         Prepaid expenses and other current assets ......................            (1,031)            (1,045)
         Other assets ...................................................               100                887
         Accounts payable ...............................................             1,009             (1,555)
         Accrued expenses ...............................................              (945)            (1,528)
         Income taxes payable ...........................................            (6,570)            (1,021)
         Deferred revenue ...............................................            (1,665)            (2,461)
                                                                                   --------           --------
           Net cash provided by (used in) operating activities ..........           (12,991)             8,432
                                                                                   --------           --------

Cash flows from investing activities:
  Purchase of marketable securities .....................................            (4,148)           (15,882)
  Sale of marketable securities .........................................            24,007             22,610
  Purchase of property and equipment ....................................            (8,210)            (5,020)
  Capitalized software ..................................................            (1,290)            (4,560)
  Acquisitions of businesses, net of cash acquired (Note 6) .............            (4,575)                --
                                                                                   --------           --------
          Net cash provided by (used in) investing activities ...........             5,784             (2,852)
                                                                                   --------           --------

Cash flows from financing activities:
  Proceeds from exercise of stock options and employee stock
    purchase plan .......................................................             1,750                359
  Purchase of treasury stock ............................................                --               (941)
                                                                                   --------           --------
          Net cash provided by (used in) financing activities ...........             1,750               (582)
                                                                                   --------           --------

Effect of foreign exchange rate changes on cash .........................               132                (94)
                                                                                   --------           --------
Net increase (decrease) in cash and cash equivalents ....................            (5,325)             4,904
                                                                                   --------           --------
Cash and cash equivalents, beginning of period ..........................            23,099             12,708
                                                                                   --------           --------
Cash and cash equivalents, end of period ................................          $ 17,774           $ 17,612
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

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The information at June 30, 2000 and 1999 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of operating results for the full fiscal year.

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

     No shares were repurchased by the Company during the three and nine month periods ended June 30, 2000 under either of the repurchase plans. The Company reissued 53, 189 and 125 shares which had been purchased under the February 1998 Plan during the quarters ended June 30, 2000, March 31, 2000 and December 31, 1999, respectively.

3.   COMPREHENSIVE INCOME (LOSS)

     The table below sets forth comprehensive income and loss as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income for the three and nine month periods ended June 30, 2000 and 1999:

                                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       ------------------                    -----------------
                                                                            JUNE 30,                             JUNE 30,
                                                                            --------                             --------
                                                                    2000               1999               2000               1999
                                                                    ----               ----               ----               ----

              Net income (loss)                                   $ (8,198)          $    402           $(12,907)          $  2,078
              Other comprehensive income (loss):
                Foreign currency translation adjustments                94                (16)                27                (24)
                Unrealized gain (loss) on investments                 (242)               115                253                115
                                                                  --------           --------           --------           --------

                   Comprehensive income (loss)                    $ (8,346)          $    501           $(12,627)          $  2,169
                                                                  ========           ========           ========           ========

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

     The difference between basic shares outstanding and dilutive shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 44 for the three month period ended June 30, 2000 and 224 for the nine months ended June 30, 2000.

     As per generally accepted accounting principles, the computation of net loss per share is based on the weighted average basic shares outstanding. The computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2000 and 1999 is as follows:

                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                       JUNE 30, 2000                            JUNE 30, 1999
                                                       -------------                            -------------
                                                                           PER                                      PER
                                           LOSS           SHARES          SHARE       INCOME        SHARES         SHARE
                                           ----           ------          -----       ------        ------         -----
  BASIC EARNINGS PER SHARE:
    Income (loss) per common
      share                             $  (8,198)        12,838        $  (0.64)     $  402        12,413        $   0.03
                                        =========                       ========      ======                      ========
  EFFECT OF DILUTIVE SECURITIES:
    Stock options                                            N/A                                       124
                                                          ------                                    ------
  DILUTED EARNINGS PER SHARE:
    Income (loss) per common
      share                             $  (8,198)        12,838        $  (0.64)     $  402        12,537        $   0.03
                                        =========         ======        ========      ======        ======        ========



                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                      JUNE 30, 2000                            JUNE 30, 1999
                                                      -------------                            -------------
                                                                          PER                                      PER
                                          LOSS           SHARES          SHARE       INCOME        SHARES         SHARE
                                          ----           ------          -----       ------        ------         -----

  BASIC EARNINGS PER SHARE:
   Income (loss) per common
      share                             $(12,907)        12,596        $  (1.02)     $2,078        12,481        $   0.17
                                        ========                       ========      ======                      ========
  EFFECT OF DILUTIVE SECURITIES:
    Stock options                                           N/A                                       195
                                                         ------                                     -----
  DILUTED EARNINGS PER SHARE:
    Income (loss) per common
      share                             $(12,907)        12,596        $  (1.02)     $2,078        12,676        $   0.16
                                        ========         ======        ========      ======        ======        ========

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


5.   SEGMENT INFORMATION AND GEOGRAPHIC AREAS

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. SFAS 131 superceded Statement of Financial Accounting Standards No. 14 (SFAS 14), Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for disclosures about operating segments, products and services, geographic areas, and major customers. At September 30, 1999, management had determined that the Company operated in one industry segment (designated as "Infinium" below): the design, development, sale, service, and support of proprietary software products. During the third quarter, significant focus was directed towards the Company's newly formed application service provider business unit (designated as "ASP" below).

     During the third quarter, the Company has determined that its reportable business segments are North American Operations (all operations in the United States and Canada, including Infinium, the Cort Payroll Unit and ASP) and International Operations. The Company's determination of its reportable segments is based on its internal reporting to the key decision maker as defined in SFAS
131. The following table presents a summary of operating information for the three and nine month periods ended June 30, 2000 and 1999:


                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  ------------------                     -----------------
                                                        JUNE 30,                              JUNE 30,
                                                        --------                              --------
                                                2000               1999               2000               1999
                                                ----               ----               ----               ----
  Revenue:
     North American operations:
         Infinium                             $ 18,083           $ 25,022           $ 57,953           $ 79,396
         Cort payroll unit                       1,530              1,402              3,753              3,891
         ASP                                        21                 --                 21                 --
                                              --------           --------           --------           --------
     Total North American operations            19,634             26,424             61,727             83,287
     International operations                    2,278              2,817              6,292              7,402
                                              --------           --------           --------           --------
        Consolidated                          $ 21,912           $ 29,241           $ 68,019           $ 90,689
                                              ========           ========           ========           ========

  Operating income (loss):
     North American operations:
         Infinium                             $ (6,065)          $   (260)          $ (9,571)          $  3,742
         Cort payroll unit                        (165)              (221)            (1,140)              (952)
         ASP                                    (4,667)                --             (5,439)                --
                                              --------           --------           --------           --------
     Total North American operations           (10,897)              (481)           (16,150)             2,790
     International operations                   (1,811)              (412)            (4,470)            (1,960)
                                              --------           --------           --------           --------
        Consolidated                          $(12,708)          $   (893)          $(20,620)          $    830
                                              ========           ========           ========           ========

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


     The following table summarizes identifiable assets by business segment as of June 30, 2000 and September 30, 1999:

                                              JUNE 30,       SEPTEMBER 30,
                                              --------       -------------
                                                2000             1999
                                                ----             ----
  Identifiable assets:
     North American operations:
         Infinium                             $71,546          $87,015
         Cort payroll unit                      1,804            1,798
         ASP                                    5,517               --
                                              -------          -------
     Total North American operations           78,867           88,813
     International operations                   6,348            5,068
                                              -------          -------
        Consolidated                          $85,215          $93,881
                                              =======          =======


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

     Net tangible assets acquired          $  460
     Intangible assets acquired:
         Customer base                        716
         Work force                           802
         Current technology                 2,064
         Goodwill                           3,547
                                           ------

                    Total                  $7,589
                                           ======

     The intangible assets are being amortized on a straight-line basis over five years.

     On November 29, 1999, the Company acquired substantially all of the assets and liabilities of iT-Soft (M.) Sdn. Bhd. ("iT-Soft"), a privately held value-added reseller of Infinium solutions located in Malaysia. The transaction was consummated for $650 in cash which was paid during the quarter ended December 31, 1999 and $84 in acquisition expenses. The difference of $766 between the purchase price and the net book value of the acquired assets and liabilities was allocated to goodwill and is being amortized over a period of five years.

     The acquisitions of Dexton and iT-Soft were accounted for as purchases. Accordingly, the results of operations of Dexton and iT-Soft and the fair market values of the acquired assets and assumed liabilities are included in the Company's financial statements as of their respective acquisition dates. The acquisitions were immaterial for purposes of pro-forma financial statement presentation.

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

     General and administrative expense for the three and nine months ended June 30, 2000 includes $120 and $474 of expenses incurred in connection with transitioning NT customers from the discontinued product lines described above, respectively.


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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which is effective in the fourth quarter of fiscal year 2001. SAB 101 clarifies the Securities and Exchange Commission's view regarding recognition of revenue. The Company is currently evaluating the effects of this change but anticipates that the adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

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


9.   SUBSEQUENT EVENTS

     In July, 2000, The Company entered into an agreement with a major financial institution for a $3.0 million line of credit. At this time, no borrowings are outstanding against this line of credit.

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

OVERVIEW

     Infinium Software, Inc. ("Infinium", "the Company") develops, markets and supports enterprise-level business software applications and provides software application services. Infinium offers Web- and server-based financial, human resources, supply management, process manufacturing, business analytics and customer relationship management solutions, services, support and deployment options to its customers.

     During the first nine months of fiscal year 2000, the Company focused on extending its offerings from traditional back-office applications and services to e-business solutions and application hosting services. The Company retooled its traditional applications for delivery over the Web, and added Web-based front office applications. The Company's entry into the Application Service Provider (ASP) market included the opening of its full-service, carrier-class ASP enterprise solution hosting center. In addition, two acquisitions were completed during the first nine months of fiscal 2000. The Company acquired iT-Soft, a privately held value-added reseller of Infinium solutions, in November 1999. In January 2000, the Company acquired Dexton, a supplier of Web-based customer relationship management solutions based in the Netherlands. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     The Company discontinued new release development of Infinium Financials for Microsoft Windows NT and Infinium Human Resources for Microsoft Windows NT during the fourth quarter of fiscal 1999. The Company plans to continue to provide maintenance and consulting services for existing customers of Infinium Human Resources for Microsoft Windows NT until November 2000. In February 2000, the Company divested Infinium Financials for Microsoft Windows NT to Artemis, a Gores Technology Group company, for a cash payment of $822 from the Company to Artemis. General and administrative expense for the nine months ended June 30, 2000 includes $474 in expenses incurred in connection with transitioning NT customers from the discontinued product lines. During the remainder of fiscal 2000, the Company will incur additional costs associated with this transition.

     In August, 2000, the Company announced a plan to significantly reduce expenses. As a result of this plan, the Company reduced its workforce by approximately 18%. The Company will have to take a charge in the fourth quarter ending September 30 between $1.6 and $1.8 million, as a result of this action.

     The results of operations for the discontinued product lines for the three and nine month periods ended June 30, 2000 are as follows (in 000's):

                                             THREE MONTHS         NINE MONTHS
                                                 ENDED               ENDED
                                             JUNE 30, 2000       JUNE 30, 2000
                                             -------------       -------------
  Services revenue                              $    75             $   548
    Operating costs and expenses:
         Cost of services                           300               1,989
         Research and development                   270               1,927
         General and administrative                 135                 568
                                                -------             -------
    Total operating costs and expenses              705               4,484
                                                -------             -------
    Loss from operations                           (630)             (3,936)
    Benefit from income taxes                       214               1,364
                                                -------             -------
    Net operating loss                          $  (416)            $(2,572)
                                                =======             =======

     The impact to basic and diluted loss per share for the results relating to the discontinued product lines was ($0.03) per share and ($0.20) per share for the three and nine months ended June 30, 2000, respectively.

     The Company's revenue through the first nine months was primarily derived from two sources: software license fees and services revenue. Software license fees include revenue from non-cancelable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products marketed and/or distributed by the Company. The Company's service revenue is comprised of software maintenance fees, fees for consulting and training services and fees for ASP related services. Maintenance revenue is recognized ratably over the maintenance period. Consulting service revenue is recognized as the services are performed. ASP setup and subscription fees are recognized ratably over the contract term. ASP consulting service revenue is recognized as the services are performed.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

     The following table sets forth the Company's condensed consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the three months ended June 30, 2000 and 1999:

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                  % OF TOTAL                 % OF $
                                                    REVENUE            INCREASE (DECREASE)
                                                  ----------           -------------------
                                               2000        1999           1999 TO 2000
                                               ----        ----           ------------
Revenue:
  Software license fees ............              23%         24%              (27)%
  Services revenue .................              77          76               (24)
                                              ------      ------
     Total revenue .................             100         100               (25)
                                              ------      ------
Operating costs and expenses:
  Cost of software license fees ....               8           6                (4)
  Cost of services .................              38          35               (19)
  Research and development .........              28          17                22
  Sales and marketing ..............              62          35                35
  General and administrative .......              22          10                66
                                              ------      ------
     Total operating costs and
       expenses ....................             158         103                15
                                              ------      ------

Income (loss) from operations ......             (58)         (3)            1,323
Other income, net ..................               1           5               (80)
                                              ------      ------
Income (loss) before provision for
  (benefit from)  income taxes .....             (57)          2            (2,200)
Provision  for (benefit from) income
  taxes ............................             (19)          1            (2,330)
                                              ------      ------
Net income (loss) ..................             (38)%         1%           (2,139)%
                                              ======      ======

     REVENUE. Total revenue declined $7.3 million, or 25%, from $29.2 million for the quarter ended June 30, 1999 to $21.9 million for the quarter ended June 30, 2000. Software license fees declined 27%, from $7.0 million for the quarter ended June 30, 1999 to $5.1 million for the same quarter in fiscal 2000. This decline reflects the slower recovery in back-office applications and the elimination of revenues related to the discontinued products. Service revenue, comprised of maintenance fee revenue, consulting services revenue and revenue derived from ASP related services, declined 24%, from $22.2 million for the quarter ended June 30, 1999 to $16.8 million for the quarter ended June 30, 2000. This decrease was related to lower sales of software licenses and the reduction in services related to discontinued products. The components of service revenue are as follows:

                                                         THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------
                                                      (in thousands)                % DECREASE
                                                                                    ----------
                                                 2000              1999            1999 TO 2000
                                                 ----              ----            ------------

          Maintenance fee revenue              $ 10,321          $ 10,398                  (1)%
          Consulting services revenue             6,438            11,807                 (45)
          ASP revenue                                21                --                  --
                                               --------          --------            --------
            Total services revenue
                                               $ 16,780          $ 22,205                 (24)%
                                               ========          ========            ========


     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sale of third party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees remained constant at $1.8 million for the quarters ended June 30, 1999 and 2000. Cost of software license fees as a percentage of software license fee revenue increased from 26% for the quarter ended June 30, 1999 to 34% for the same quarter in fiscal 2000, due to lower software license revenue.

     COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of the Company's software products and costs related to the ASP line of business. Cost of services decreased 19%, from $10.2 million for the quarter ended June 30, 1999 to $8.3 million for the quarter ended June 30, 2000. The decrease in the dollar amount is due to lower third party consulting fees. Cost of services as a percentage of service revenue was 49% and 46% for the quarters ended June 30, 2000 and 1999, respectively.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities and computer and communications overhead, and third party contractor costs reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses increased 22% from $5.0 million for the quarter ended June 30, 1999 to $6.1 million for the quarter ended June 30, 2000. Research and development expense as a percentage of total revenue was 28% for the quarter ended June 30, 2000 and 17% for the quarter ended June 30, 1999. The increase in research and development expenses is primarily the result of the development of new products which have not yet reached technological feasibility thereby reducing the amount of software development costs which were capitalized during the quarter ended June 30, 2000. Offsetting the increase in research and development expenses caused by the reduction in software capitalization was a reduction in development costs related to the Infinium Financials for Windows NT and Infinium Human Resources for Windows NT products. In September 1999, the Company decided to discontinue new release development for those products. For the quarter ended June 30, 2000, research and development expenses relating to the discontinued product lines was $270 compared to $480 for the previous quarter ended March 31, 2000. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses increased 35% from $10.1 million for the quarter ended June 30, 1999 to $13.6 million for the quarter ended June 30, 2000. The increase was due to start-up marketing expenses associated with the ASP business. Sales and marketing expense as a percentage of total revenue was 62% and 35% for the third quarters of fiscal year 2000 and fiscal year 1999, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses increased 66% from $2.9 million for the quarter ended June 30, 1999 to $4.8 million for the quarter ended June 30, 2000. General and administrative expense as a percentage of total revenue was 22% and 10% for the third quarters of fiscal year 2000 and fiscal year 1999, respectively. The increase in percentage and dollar amount was primarily due to costs associated with the Company's increasing focus on its new application service provider and customer relationship management lines of business, as well as the expenses incurred in connection with transitioning NT customers from the discontinued product lines. In addition, during the third quarter of fiscal 2000, general and administrative expenses included costs associated with employee attendance at Infinium World, the Company's annual customer conference. For the quarter ended June 30, 2000, general and administrative expenses attributable to the discontinued product lines were $135 compared to $433 for the previous quarter ended March 31, 2000. (See Note 7 of Notes to Condensed Consolidated Financial Statements

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for (benefit from) federal, state and foreign income taxes changed from $0.2 million representing an effective income tax rate of 32% for the quarter ended June 30, 1999 to a tax benefit of $4.2 million representing an effective income tax rate of 34% for the quarter ended June 30, 2000.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

     The following table sets forth for the periods indicated the Company's condensed consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the nine months ended June 30, 2000 and 1999:

                                                          NINE MONTHS ENDED JUNE 30,
                                                          --------------------------
                                                       % OF TOTAL              % OF $
                                                         REVENUE              INCREASE
                                                       ----------            (DECREASE)
                                                                             ----------
                                                    2000        1999          1999 TO
                                                    ----        ----          -------
                                                                               2000
                                                                               -----
Revenue:
  Software license fees ....................           20%         27%           (46)%
  Services revenue .........................           80          73            (17)
                                                   ------      ------
     Total revenue .........................          100         100            (25)
                                                   ------      ------
Operating costs and expenses:
  Cost of software license fees ............            7           7            (20)
  Cost of services .........................           38          33            (13)
  Research and development .................           23          17              4
  Sales and marketing ......................           46          33              3
  General and administrative ...............           16           9             29
                                                   ------      ------
     Total operating costs and expenses ....          130          99             (1)
                                                   ------      ------
Income (loss) from operations ..............          (30)          1         (2,584)
Other income, net ..........................            1           2            (52)
                                                   ------      ------
Income (loss) before provision for
  (benefit from)  income taxes .............          (29)          3           (740)
Provision for (benefit from) income taxes...          (10)          1           (779)
                                                   ------      ------
Net income (loss) ..........................          (19)%         2%          (721)%
                                                   ======      ======

     REVENUE. As the following chart indicates, total revenue declined $22.7 million, or 25%, from $90.7 million for the nine months ended June 30, 1999 to $68.0 million for the same period in fiscal 2000.

                                                         NINE MONTHS ENDED JUNE 30,
                                                         --------------------------
                                                     (in thousands)                % INCREASE
                                                                                   ----------
                                                                                   (DECREASE)
                                                                                   ----------
                                                 2000              1999           1999 TO 2000
                                                 ----              ----           ------------

          Software license fees                $ 13,442          $ 24,811                (46)%
          Services revenue:
          Maintenance fee revenue                32,082            31,246                  3
          Consulting services revenue            22,474            34,632                (35)
          ASP revenue                                21                --                 --
                                               --------          --------           --------
            Total services revenue               54,577            65,878                (17)
                                               --------          --------           --------
            Total revenue                      $ 68,019          $ 90,689                (25)%
                                               ========          ========           ========


     Software license fees declined 46%, from $24.8 million for the nine months ended June 30, 1999 to $13.4 million for the same period in fiscal 2000. The Company believes that the decrease was primarily due to the elimination of revenues related to the discontinued products, potential customers deciding to postpone software acquisitions to focus on their internal year 2000 compliance issues in the first quarter of Fiscal 2000 and subsequently, the slower recovery in the license of back office applications. Total services revenue declined $11.3 million, or 17%, from $65.9 million for the nine months ended June 30, 1999 to $54.6 million for the nine month period ended June 30, 2000. The reduction was primarily the result of a lower software license fees. Maintenance fee revenue, the other component of services revenue, increased from $31.2 million for the nine months ended June 30, 1999 to $32.1 million for the same period in fiscal 2000. For the nine months ended June 30, 2000, services revenue relating to the discontinued product lines was $548. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees decreased $1.2 million, or 20%, from $6.1 million for the nine months ended June 30, 1999 to $4.9 million for the nine months ended June 30, 2000. As a percentage of software license fee revenue, the cost of software license fees increased from 25% for the nine months ended June 30, 1999 to 36% for the same period in fiscal 2000. The decrease in the dollar amount was primarily due to a decrease in royalties on third party product software sales.

     COST OF SERVICES. Cost of services declined 13%, from $30.0 million for the nine months ended June 30, 1999 to $26.1 million for the nine months ended June 30, 2000. The decrease in the dollar amount is due to lower third party consulting fees. Cost of services as a percentage of service revenue was 48% and 45% for the nine month periods ended June 30, 2000 and 1999, respectively. The percentage increase is primarily attributable to costs associated with the divestiture of the Infinium Financials for Windows NT product to Artemis. For the nine months ended June 30, 2000, the cost of services relating to the discontinued product lines was $1,989. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 4% from $15.2 million for the nine months ended June 30, 1999 to $15.8 million for the same period in fiscal 2000. Research and development expense as a percentage of total revenue was 17% for the nine months ended June 30, 1999 and 23% for the nine months ended June 30, 2000. The increase in research and development expenses is primarily the result of the development of new products which have not yet realized technological feasibility thereby reducing the amount of software development costs which were capitalized during the nine months ended June 30, 2000. Offsetting this increase in research and development expenses caused by the reduction in software capitalization was a reduction in development costs related to the Infinium Financials for Windows NT and Infinium Human Resources for Windows NT products. In September 1999, the Company decided to discontinue new release development for those products. For the nine months ended June 30, 2000, research and development expenses relating to the discontinued product lines was $1,927. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

     SALES AND MARKETING. Sales and marketing expenses increased 3% from $30.3 million for the nine months ended June 30, 1999 to $31.2 million for the nine months ended June 30, 2000. The increase was attributable to increased marketing spending related to the ASP business, partially offset by reduced commissions resulting from lower sales levels. Sales and marketing expense as a percentage of total revenue was 46% and 33% for the first nine months of fiscal year 2000 and fiscal year 1999, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 29% from $8.3 million for the nine months ended June 30, 1999 to $10.7 million for the same period in fiscal 2000. General and administrative expense as a percentage of total revenue was 16% and 9% for the first nine months of fiscal year 2000 and fiscal year 1999, respectively. The increase in percentage and dollar amount was primarily due to costs associated with the Company's increasing focus on its new application service provider and customer relationship management lines of business, as well as the expenses incurred in connection with transitioning customers from the discontinued product lines. (See Note 7 of Notes to Condensed Consolidated Financial Statements.) In addition, during the third quarter of fiscal 2000, general and administrative expenses included costs associated with employee attendance at Infinium World, the Company's annual customer conference.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for (benefit from) federal, state and foreign income taxes changed from $1.0 million representing an effective income tax rate of 32% for the nine months ended June 30, 1999 to a tax benefit of $6.6 million representing an effective income tax rate of 34% for the nine months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had cash, cash equivalents and marketable securities of $22.5 million resulting from a net use of cash, cash equivalents and marketable securities of $24.8 million during the first nine months of fiscal year 2000. Operating activities consumed $13.0 million, $1.3 million was used to fund capitalized software and $8.2 was used for purchases of property, computers and equipment, of which $5.5 million was associated with the Company's ASP business unit. The acquisitions of iT-Soft and Dexton consumed an additional $4.6 million. Proceeds from the exercise of stock options and the employee stock purchase plan provided $1.8 million. In July, 2000, the Company entered into an agreement with a major financial institution for a $3.0 million line of credit. At this time, no borrowings are outstanding against this line of credit.

     Days sales outstanding ("DSO") increased to 59 days at June 30, 2000 compared to 47 days at September 30, 1999. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next. The increase in DSO is primarily due to the decrease in revenue for the quarter ended June 30, 2000.

     Deferred revenue decreased $1.4 million, from $37.8 million at September 30, 1999 to $36.4 million at June 30, 2000. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component of revenue due to lower customer bookings during the nine month period ended June 30, 2000.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which is effective in the fourth quarter of fiscal year 2001. SAB 101 clarifies the Securities and Exchange Commission's view regarding recognition of revenue. The Company is currently evaluating the effects of this change but anticipates that the adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

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

FACTORS AFFECTING FUTURE PERFORMANCE

     The factors affecting the Company's future performance have not changed significantly from those enumerated in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, except for the additional information provided below.

     During the fiscal 2000, Infinium invested in its Application Service Provider services offering, including opening its full service carrier class ASP enterprise solution-hosting center. The Company made ASP capital investments of $5.5 million and incurred operating losses of $5.4 in that part of its business. The Company has limited operating history in the ASP environment. Its current and potential competitors in the ASP business includes many companies focussed exclusively on the application hosting business. Many of the competitors for the ASP business have longer operating histories, greater name recognition, more established relationships, greater resources and other competitive advantages over Infinium's ASP business. As a result, the Company's ASP business is subject to many of the same types of risks related to the Company's product offerings as the Company enumerated in its Annual Report on Form-K for the year ended September 30, 1999.

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

INTEREST RATE RISK
     The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable rates. The Company's investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments. At June 30, 2000, the fair value of the Company's short-term investments approximated market value.

FOREIGN CURRENCY RISK
     The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. In the three and nine month periods ended June 30, 2000, the net impact of foreign currency changes was not material. The introduction of the euro as a common currency for most members of the European Monetary Union took place in the Company's fiscal year 1999.

                           PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings
             Not applicable

    Item 2.  Changes in Securities
             Not applicable

    Item 3.  Defaults Upon Senior Securities
             Not applicable

    Item 4.  Submission of Matters to a Vote of Security Holders
             Not applicable

    Item 5.  Other Information
             Not applicable

    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits
                  Exhibit 27 Financial Data Schedule.

             (b)  Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Infinium Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: August 9, 2000

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

           27                                 Financial Data Schedule