Form 10-K405
period 2000-09-30
INFINIUM SOFTWARE INC
filed 2000-12-22
CIK 1002044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-27030

                            INFINIUM SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-2734036
       (State or other jurisdiction of
       incorporation or organization)                (IRS Employer Identification No.)

     25 COMMUNICATIONS WAY, HYANNIS, MA                            02601
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of such stock as reported on the Nasdaq National Market on December 11, 2000, was $32,209,165.

     As of December 11, 2000, 12,883,365 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified information in the registrant's definitive proxy statement for its Annual Meeting of Stockholders which is currently expected to be held on February 9, 2000, to be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K. Portions of the registrant's 2000 Annual Report to Stockholders for the fiscal year ended September 30, 2000 are incorporated by reference into Parts I and II hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain debt, equity or other financing, and the Company's ability to generate cash from operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties, as more fully described herein and under "Factors Affecting Future Performance" in the 2000 Annual Report to stockholders incorporated by reference herein, and are made pursuant to the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described in the forward-looking statements.

OVERVIEW

     Infinium Software, Inc. (the Company or Infinium) develops, markets and supports enterprise-level business software applications for organizations with revenues generally in the range of $25 million to $20 billion. The Company's software products automate the financial management, human resource management and materials management functions of organizations in a broad range of industries worldwide. The Company also offers a specialized manufacturing system designed to manage process-manufacturing operations. The Company offers products that are designed for IBM's AS/400 computers and for Microsoft Windows NT servers. In addition to different operating systems, the Company's products can be deployed in a number of different networking environments including Local Area Networks, Wide Area Networks, intranets and the Internet. During fiscal 2000, the Company entered into the application service provider (ASP) market, including the opening of its full-service, carrier-class ASP enterprise solution hosting center. The Company's ASP offerings are designed to enable Infinium's customers to quickly and easily access Infinium's business critical applications over the Internet or through a dedicated connection without the associated costs of owning, managing and supporting the applications and their back-office infrastructure.

     Also during fiscal year 2000, the Company acquired Dexton Information Systems (Dexton), a supplier of Web-based customer relationship management (CRM) solutions. By acquiring Dexton, the Company enhances its enterprise business solutions and ASP offerings by providing its customers with an end-to-end solution that tightly integrates a strategic, highly sophisticated, and customizable front-office CRM solution with the Company's financial, human resources, supply management, process manufacturing and business intelligence solutions, as well as other applications.

     The Company's revenue is primarily derived from two sources: software license fees and services revenue. Software license fees include revenue from non-cancelable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products marketed and/or distributed by the Company. The Company's service revenue is comprised of software maintenance fees, fees for consulting and training services and fees for ASP related services. Maintenance revenue is recognized ratably over the maintenance period. Consulting service revenue is recognized as the services are performed. ASP setup and subscription fees are recognized ratably over the expected life of the customer relationship.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

     Financial information concerning the Company's operating segments and geographic areas in summarized in Note 15 to the consolidated financial statements in the Company's 2000 Annual Report to stockholders, which information is incorporated herein by reference.

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

  AS/400 PRODUCT LINE

     The AS/400 product suites and included applications currently offered by Infinium are as follows:

FINANCIAL MANAGEMENT                                      HUMAN RESOURCES/PAYROLL
General Ledger                                            Payroll
Payables Ledger                                           Human Resources
Accounts Receivable                                       Flexible Benefits
Fixed Assets                                              Training Administration
Currency Management                                       Occupational Health
Global Taxation
Project Accounting

CUSTOMER RESOURCE MANAGEMENT                              PROCESS MANUFACTURING
                                                          Regulatory Management
MATERIALS MANAGEMENT                                      Formula Management
Purchase Management                                       Advanced Planning
Inventory Control                                         Manufacturing Control
Order Processing                                          Laboratory Analysis

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

     The Company's eBusiness extensions allow Infinium customers to extend application functionality to their employees, customers, partners and suppliers through the Internet or their internal intranet. For example, employees can be provided secure access to their personnel information via the Internet/intranet. Infinium eBusiness extensions utilize IBM's Lotus Domino technology, running on the AS/400 or other supported Domino platforms, to extend the functionality of Infinium products to connect employees, customers, partners and suppliers to manage relationships, lower transaction costs and optimize business practices.

     In fiscal 2000, the Company acquired Dexton Information Systems, a supplier of Web-based CRM solutions. The Company's CRM solution is a fully integrated, highly flexible, Web-enabled solution that supports business relationship management, sales and marketing, and support services with a single, central market database, current market overview, and significant integration potential.

  NT PRODUCT LINE

     The Company offers a comprehensive human resources management system (HRMS) developed for Microsoft's Windows NT operating system called Infinium Advantage HRMS. This product suite includes two applications, a payroll and a human resources information system. The Infinium Advantage Payroll system is designed to easily manage the most complex payroll requirements, including job-based pay, cash and non-cash compensation processing, multi-state taxing issues, retroactive pay, and non-standard pay cycles. The payroll system features user-defined, rules-based processing capabilities, allowing users to customize the system for their unique requirements without the need for custom programming or Information Systems department support. The Infinium Advantage HRMS system is designed to be a proactive personnel, benefits and applicant management tool. In addition to industry standard functionality, the human resources application incorporates many innovative and useful features such as date sensitive changes, user defined events, flagging, benefits administration and COBRA administration.

     The Infinium Advantage HRMS and Payroll systems can be utilized either as separate applications or as an integrated suite. The systems utilize Microsoft SQL server database management systems.

     In September 1999, the Company decided to discontinue development of other systems developed for the Microsoft Windows NT operating system, Infinium Financials and Infinium Human Resources. The Company discontinued all maintenance and consulting services for these products in November 2000.

APPLICATION SERVICE PROVIDER

     In the second quarter of fiscal 2000, Infinium began offering application service provider (ASP) services. The ASP offerings are designed to enable Infinium's customers to quickly and easily access Infinium's business applications over the Web or via a direct connection, without the associated costs of owning, managing and supporting the applications and their computing infrastructure. Additionally, Infinium plans to provide other value-added services, such as application consulting and customization, to its customers via the Web.

CUSTOMER SUPPORT AND PRODUCT MAINTENANCE

     The Company believes that providing a high level of support to its customers is a critical requirement for customer satisfaction and the long-term success of the Company. The Company believes that it has established a strong history of responsiveness to customer requirements and a high level of support, which has resulted in a loyal customer base. As of September 30, 2000, the Company had 70 employees in its customer support operations.

     The Company provides product updates and enhancements and customer support services under an annual maintenance arrangement offered to its customers. Initial maintenance fees are typically based on a percentage of the list price of the licensed software products. The renewal rate for annual maintenance agreements with customers for the Company's products has been in excess of 85% for each of the previous three fiscal years.

     The Company's primary customer support center is located at the Company's headquarters in Hyannis, Massachusetts. The Company also maintains support operations in Bend, Oregon, and in its United Kingdom, Netherlands and Singapore offices, servicing customers outside North America. In December 1999, Infinium announced the completion of the acquisition of iTsoft. Located in Malaysia, iTsoft has been marketing and supporting Infinium's software applications since 1995. This operation, now known as Infinium Malaysia, augments Infinium's customer support capabilities in the Pacific Rim.

     Infinium also supports its customers in markets where it does not have a direct presence, such as Argentina and Thailand, through authorized distributors.

     In addition to telephone support, the Company also offers an electronic support capability, called "Web Link," which is accessible over the Internet. It provides customers access to product release information, product bulletins and updates, tip and technique information, and ordinary customer support dialogues, 24 hours per day, 7 days per week.

CONSULTING AND EDUCATION SERVICES

     Infinium's consulting services organization provides fee-based services, including implementation assistance, project management, application extension or customization, integration with existing customer applications and similar services to the Company's customers. The Company also trains and certifies third-party organizations, such as consulting firms and system integrators, to complement the Company's own service operation. The Company has developed an implementation methodology, called the ROI Methodology, designed for rapid implementation of the Company's solutions. The objective of the methodology is to provide a proven implementation roadmap that, together with the Company's business know-how and expertise, facilitates a rapid implementation, accelerating an organization's return on its software investment. The Company believes that it is able to differentiate itself on the service level, the speed of implementation and the quality of personnel that it provides to customers during the implementation cycle. The Company had 111 employees in its consulting services organization as of September 30, 2000.

     The Company offers a comprehensive series of fee-based training courses to its customers. Courses can be taken at the Company's headquarters in Hyannis, Massachusetts, or at regional training centers in the Atlanta; Boston; Chicago; Los Angeles; Bend, Oregon; London; and Toronto metropolitan areas. Course offerings can also be delivered at a customer's site.

CUSTOMERS

     The Company's products are used by more than 1,800 customers in a wide range of industries. No single customer accounted for 10% or more of revenue in fiscal years 1998, 1999 or 2000.

SALES AND MARKETING

     The Company offers its products and services through direct sales and business partner channels throughout the world.

     Regional sales and consulting services offices are located in the Atlanta; Boston; Chicago; Los Angeles; Bend, Oregon; London; Toronto; Singapore, and Gouda, Netherlands metropolitan areas. In addition, the Company has authorized resellers that license Infinium applications directly to customers. The Company also has a telesales operation that markets training and consulting services to the Company's existing customer base. The Company conducts comprehensive marketing programs that include advertising, direct mail, telemarketing, seminars, public relations, trade shows and customer relations. The Company's sales and marketing organizations consisted of 138 employees as of September 30, 2000.

PRODUCT DEVELOPMENT

     The Company devotes substantial resources to research and development in order to enhance and maintain the competitiveness of its products. In addition to product enhancements, the Company is currently developing a new user interface designed to allow customers to access and utilize Infinium software offerings over the Internet within popular Internet browsers.

     The Company maintains multiple research and development operations, located in the Hyannis, Massachusetts; Boston, Massachusetts; London, England; Bend, Oregon; Paris, France, and Gouda, Netherlands greater metropolitan areas. In addition, the Company uses outsourcing relationships to supplement its internal development resources. As of September 30, 2000, the Company had 131 employees in its research and development operations, exclusive of contractors and consultants. The Company's research and development spending was approximately $24.2 million, $24.9 million and $22.9 million for the fiscal years ended September 30, 1998, 1999 and 2000, respectively.

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

COMPETITION

     The business applications software market is highly competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. In addition, a number of companies are planning to offer products over the Internet that will compete with the Company's products. The Company believes its ability to compete depends upon many factors within and outside its control, including the timely development and introduction of new products and product enhancements, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company believes that it competes favorably on the basis of each of these factors.

     The Company's primary competitors are presently J.D. Edwards & Company, Lawson Software, and PeopleSoft. The Company believes, however, that competition in its industry is undergoing rapid change and that the barriers to competition between market segments that have previously existed are decreasing. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from these and other emerging companies in the client/server business application software market as well as from companies in the expanding Internet business applications market that the Company entered into in 2000. Many of the Company's existing and potential competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and have established extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company also expects that competition will increase as a result of software industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company provides its products to customers under non-exclusive, nontransferable licenses. The Company generally licenses its products solely for the customer's internal operations and only on designated computers. In certain circumstances, the Company makes available enterprise-wide licenses. The Company provides source code to its customers for certain of its products and has escrowed its source code for the benefit of all customers. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

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

EMPLOYEES

     As of September 30, 2000, the Company had 541 full-time-equivalent employees, including 138 in sales and marketing, 131 in product development, 181 in customer support and field services and 91 in administration. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company is headquartered in Hyannis, Massachusetts, where it leases an aggregate of 65,000 square feet of space. Administrative, marketing, product development and customer support operations are located in the Hyannis space. The Company also leases 65,000 square feet of space in Marlborough, Massachusetts for its Application Services Provider operations. In addition to these facilities, the Company leases 30,900 square feet of space in Lexington, Massachusetts and 13,500 square feet of space in the London, England area, both of which are shared for product development, marketing, sales and consulting services. The Paris, France office is used for product development operations and contains 1,075 square feet. The Company also leases offices in the Netherlands and Belgium which are 6,400 and 900 square feet respectively. The Netherlands office is used for sales, marketing, development and consulting services, and the Belgium office is used as a sales facility. In addition, the Company leases an aggregate of 64,825 square feet predominately for use by field operations located in the Atlanta, Chicago, Houston, Irvine, Toronto, Las Vegas, Malaysia and Singapore areas. Office facilities and suites are also being leased for field representatives throughout various locations in North America aggregating 2,000 square feet. The Infinium Advantage Unit is located in Bend, Oregon, in which the Company leases 16,000 square feet of space for support, field operations, training, marketing, and administration for the Company's Infinium Advantage product. The Company believes that its existing facilities are adequate to meet current needs and that suitable additional space will be available as needed to accommodate any further physical expansion of corporate operations and for additional sales and service field offices.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not a party to any material legal proceedings which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 2000, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item may be found in the section captioned "Stock Information" appearing in the 2000 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item may be found in the section captioned "Selected Financial Data" appearing in the 2000 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 2000 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item may be found in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" appearing in the 2000 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information with respect to this item may be found in the 2000 Annual Report to Stockholders, and is incorporated herein by reference and indexed by reference under Item 14(a)(1) and (2) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is hereby incorporated by reference to the information contained under the heading "Election of Directors" in the Company's definitive proxy statement of the Company's 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

     Certain information concerning directors and executive officers is hereby incorporated by reference to the information contained under the headings "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the Definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the information contained under the heading "Executive Compensation" in the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the information contained under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the information contained under the heading "Certain Related Party Transactions" in the Definitive Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of the Company are included in the Company's 2000 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8 hereof:

Report of Independent Accountants;

Consolidated balance sheet at September 30, 2000 and 1999;

Consolidated statement of operations for the years ended September 30, 2000, 1999 and 1998;

Consolidated statement of stockholders' equity for the years ended September 30, 2000, 1999 and 1998;

Consolidated statement of cash flows for the years ended September 30, 2000, 1999 and 1998;

Notes to consolidated financial statements.

The Company's 2000 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated herein by reference.

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

  (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of fiscal 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of December 2000.

                                          INFINIUM SOFTWARE, INC.

                                          By:
                                            ------------------------------------
                                              EXECUTIVE VICE PRESIDENT AND
                                            CHIEF OPERATING OFFICER

     We the undersigned officers and directors of Infinium Software, Inc., hereby severally constitute and appoint Robert A. Pemberton and John J. Whyte, and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us in our names in the capacities to do all things in our names and on behalf in such capacities to enable Infinium Software, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                     TITLE                             DATE
               ---------                                     -----                             ----

                                           Chairman of the Board, President, Chief       December   , 2000
  -------------------------------------    Executive Officer and Director
  ROBERT A. PEMBERTON

                                           Chief Operating Officer, (Principal           December   , 2000
  -------------------------------------    Financial and Accounting Officer)
  JOHN J. WHYTE

                                           Director                                      December   , 2000
  -------------------------------------
  MANUEL CORREIA

                                           Director                                      December   , 2000
  -------------------------------------
  MICHAEL A. CUSUMANO

                                           Director                                      December   , 2000
  -------------------------------------
  FRED LUCONI

                                           Director                                      December   , 2000
  -------------------------------------
  ROLAND D. PAMPEL

                                           Director                                      December   , 2000
  -------------------------------------
  ROBERT P. SCHECHTER

                                                                      SCHEDULE I

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULE

To the Board of Directors of
Infinium Software, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated November 17, 2000 appearing in the Annual Report to Stockholders of Infinium Software, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
December 18, 2000

                                                                     SCHEDULE II

                            INFINIUM SOFTWARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

               COLUMN A                  COLUMN B            COLUMN C              COLUMN D      COLUMN E   COLUMN F
--------------------------------------  -----------   -----------------------   --------------   --------   --------
                                                      CHARGED TO   CHARGED TO
             DESCRIPTION                 BEGINNING     EXPENSE       OTHER        DEDUCTIONS      OTHER      ENDING
             -----------                -----------   ----------   ----------   --------------   --------   --------
FISCAL YEAR 2000
Allowance for Doubtful Accounts.......    $4,229       $   126      $    --         $(949)         $ 49     $ 3,455
Tax Valuation Allowance...............        --            --       14,019            --            --      14,019

FISCAL YEAR 1999
Allowance for Doubtful Accounts.......     1,650         2,679           --          (100)           --       4,229

FISCAL YEAR 1998
Allowance for Doubtful Accounts.......     1,569           977           --          (916)           20       1,650

                            INFINIUM SOFTWARE, INC.
                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
     3.1  --   Articles of Organization of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.1 to the
               Registrant's Form 10-K for the annual period ended September
               30, 1999.

     3.2  --   By-Laws of the Registrant, as amended, are incorporated
               herein by reference to Exhibit 3(I) to the Registrant's Form
               10-Q for the quarterly period ended March 31, 1997.

     4.1  --   Shareholder Rights Agreement dated as of February 5, 1999 is incorporated herein by reference to Exhibit 1 to the
               Registrant's Registration Statement on Form 8-A, filed on
               February 23, 1999, File No. 001-14855.

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

    10.8* -- Executive Severance Plan, is incorporated herein by reference to Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended September 30, 1999

    10.9* -- Form of 1995 Stock Plan Option Agreement is incorporated herein by reference to Exhibit 10.16 to the Registrant's
               Registration Statement on Form S-1 (Registration No.
               33-97866).

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

    10.12* --  Executive Compensation and Severance Plan for Chief
               Operating Officer.

    10.13* --  Stock Option Agreement for Chief Operating Officer.

    10.14 -- WCMA Loan and Security Agreement, dated July 17, 2000, between Merrill Lynch Business Financial Services Inc. and
               Infinium Software, Inc.

    13.1  --   2000 Annual Report to stockholders (which shall be deemed
               filed only with respect to those portions specifically
               incorporated by reference herein).

    21.1  --   Schedule of Subsidiaries of the Registrant

    23.1  --   Consent of PricewaterhouseCoopers LLP

    27    --   Financial Data Schedule for the year ended September 30,
               2000

    27.1  --   Financial Data Schedule for the year ended September 30,
               1999

    27.2  --   Financial Data Schedule for the year ended September 30,
               1998

---------------
* Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit to Item 14(c).