Form 10-Q
period 2000-12-31
INFINIUM SOFTWARE INC
filed 2001-02-14
CIK 1002044

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

                For the quarterly period ended December 31, 2000

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

The number of shares outstanding of the registrant's Common Stock on February 8, 2001, was 12,883,666.

--------------------------------------------------------------------------------

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

           Consolidated Balance Sheet at December 31, 2000 (unaudited) and
           September 30, 2000...............................................  3

           Consolidated Statement of Operations for the three months ended
           December 31, 2000 (unaudited) and 1999 (unaudited)...............  4

           Consolidated Statement of Cash Flows for the three month periods ended December 31, 2000 (unaudited) and 1999 (unaudited).........  5

           Notes to Consolidated Financial Statements.......................  6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 10

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk....... 14

PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings................................................ 15

  ITEM 2.  Changes in Securities............................................ 15

  ITEM 3.  Defaults Upon Senior Securities.................................. 15

  ITEM 4.  Submission of Matters to a Vote of Security Holders.............. 15

  ITEM 5.  Other Information................................................ 15

  ITEM 6.  Exhibits and Reports on Form 8-K................................. 15

SIGNATURES ................................................................. 16

EXHIBITS   ................................................................. 17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             DECEMBER 31,    SEPTEMBER, 30
                                                                                2000             2000
                                                                             -----------     -------------
                                                                             (UNAUDITED)
                                  ASSETS
Current assets:
  Cash and cash equivalents ..............................................     $ 17,036        $ 17,665
  Marketable securities at fair market value .............................        3,314           3,073
  Accounts receivable, less allowance for doubtful accounts of $2,024
    and $3,455 at December 31, 2000 and September 30, 2000, respectively .       11,047          16,218
  Prepaid expenses and other current assets ..............................        2,936           4,465
                                                                               --------        --------
        Total current assets .............................................       34,333          41,421

  Property and equipment, net ............................................       15,710          16,574
  Capitalized software development costs, net ............................        5,600           5,569
  Goodwill and other intangible assets, net ..............................        4,969           5,327

  Other assets ...........................................................        2,358           2,358
                                                                               --------        --------
        Total assets .....................................................     $ 62,970        $ 71,249
                                                                               ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................................     $  5,460        $  6,836
  Accrued expenses .......................................................       11,958          14,293
  Income taxes payable ...................................................        1,375             441
  Lease obligation, short-term portion ...................................           94              71
  Deferred revenue .......................................................       30,635          35,273
                                                                               --------        --------
        Total current liabilities ........................................       49,522          56,914
                                                                               --------        --------

  Lease obligation, long-term portion ....................................          473             291
  Deferred revenue .......................................................        1,734           1,381
  Other long-term liabilities ............................................        1,000           1,000
                                                                               --------        --------
            Total liabilities ............................................       52,729          59,586
                                                                               --------        --------

Common stock, $0.01 par value; authorized 40,000 shares, issued 12,927 and
  12,927 shares at December 31, 2000 and September 30, 2000, respectively           129             129
Additional paid-in capital ...............................................       38,389          38,327
Retained earnings (accumulated deficit) ..................................      (27,781)        (26,876)
Deferred stock compensation ..............................................          (47)            ---
Accumulated other comprehensive income (loss) ............................         (239)            293

Less: treasury stock at cost, 43 and 43 shares at December 31,
  2000 and September 30, 2000, respectively ..............................         (210)           (210)
                                                                               --------        --------
        Total stockholders' equity .......................................       10,241          11,663
                                                                               --------        --------
        Total liabilities and stockholders' equity .......................     $ 62,970        $ 71,249
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

                             INFINIUM SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      DECEMBER 31,
                                               ----------------------
                                                 2000          1999
                                               --------      --------

Revenue:
  Software license fees ..................     $  3,767      $  3,758
  Services revenue .......................       18,637        19,763
                                               --------      --------
        Total revenue ....................       22,404        23,521
                                               --------      --------

Operating costs and expenses:
  Cost of software license fees ..........        1,416         1,561
  Cost of services .......................        7,115         8,731
  Research and development ...............        3,918         5,017
  Sales and marketing ....................        8,552         8,317
  General and administrative .............        2,538         2,706
                                               --------      --------
        Total operating costs and expenses       23,539        26,332
                                               --------      --------

Loss from operations .....................       (1,135)       (2,811)
Other income, net ........................          230           404
                                               --------      --------
Loss before benefit from
  income taxes ...........................         (905)       (2,407)

Benefit from income taxes ................            -          (891)
                                               --------      --------
Net loss .................................     $   (905)     $ (1,516)
                                               ========      ========

Basic and diluted loss per share .........     $  (0.07)     $ ( 0.12)
                                               ========      ========

Weighted average number of common shares
  outstanding-basic and diluted ..........       12,884        12,242
                                               ========      ========

   The accompanying notes are an integral part of the consolidated financial statements

                             INFINIUM SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                           ----------------------
                                                                             2000          1999
                                                                           --------      --------

Cash flows from operating activities:
  Net loss ...........................................................     $   (905)     $ (1,516)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
  Depreciation and amortization ......................................        2,346         1,764
  Allowance for doubtful accounts ....................................       (1,431)         (100)
  Other non cash .....................................................           15            --
  Changes in operating assets and liabilities, net of effects from the acquisitions of businesses:
      Accounts receivable ............................................        6,653           298
      Prepaid expenses and other current assets ......................        1,529          (145)
      Other assets ...................................................           --            42
      Accounts payable ...............................................       (1,390)       (2,113)
      Accrued expenses ...............................................       (2,132)       (2,036)
      Income taxes payable ...........................................          930          (783)
      Deferred revenue ...............................................       (4,350)       (1,855)
                                                                           --------      --------

        Net cash provided by (used in) operating activities ..........        1,265        (6,444)
                                                                           --------      --------

Cash flows from investing activities:
  Purchase of marketable securities ..................................       (1,276)       (3,151)
  Sale of marketable securities ......................................          499        10,202
  Purchase of property and equipment .................................         (333)         (675)
  Capitalized software ...............................................         (819)         (584)
  Acquisitions of businesses, net of cash acquired ...................           --          (722)
                                                                           --------      --------
        Net cash provided by (used in) investing activities ..........       (1,929)        5,070
                                                                           --------      --------

Cash flows from financing activities:
Payments on capitalized lease obligations ............................          (22)           --
Proceeds from exercise of stock options and employee stock
  purchase plan ......................................................           --           666
                                                                           --------      --------
        Net cash provided by  financing activities ...................          (22)          666
                                                                           --------      --------

Effect of foreign exchange rate changes on cash ......................           57           (66)
                                                                           --------      --------
Net decrease in cash and cash equivalents ............................         (629)         (774)
                                                                           --------      --------
Cash and cash equivalents, beginning of period .......................       17,665        23,099
                                                                           --------      --------
Cash and cash equivalents, end of period .............................     $ 17,036      $ 22,325
                                                                           ========      ========



   The accompanying notes are an integral part of the consolidated financial statements.

                             INFINIUM SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The information at December 31, 2000 and 1999 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three month period ended December 31, 2000 are not necessarily indicative of operating results for the full fiscal year.

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

     No shares were repurchased by the Company during the three month period ended December 31, 2000 under either of the repurchase plans. The Company reissued 366,000 shares which had been purchased under the February 1998 Plan during the fiscal year ended September 30, 2000 and did not reissue any shares during the three month period ended December 31, 2000.

3.   COMPREHENSIVE LOSS

     The table below sets forth comprehensive income and loss as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, for the three month periods ended December 31, 2000 and 1999:

                                                        THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                       --------------------
                                                         2000         1999
                                                       -------      -------

Net loss                                               $  (905)     $(1,516)
Other comprehensive income (loss):
  Foreign currency translation adjustments                   4          (18)
  Unrealized gain (loss) on investments, net
of related tax effect:                                    (536)          42
                                                       -------      -------

     Comprehensive loss                                $(1,437)     $(1,492)
                                                       =======      =======

                             INFINIUM SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

4.   NET LOSS PER COMMON SHARE

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown in the Consolidated Statement of Operation:

     The difference between basic shares outstanding and dilutive shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 32,000 for the three month period ended December 31, 2000 and 146,000 for the three months ended December 31, 1999.

     As per generally accepted accounting principles, the computation of net loss per share is based on the weighted average basic shares outstanding. The computation of basic and diluted earnings per share for the three month periods ended December 31, 2000 and 1999 is as follows:

                                           THREE MONTHS ENDED
                                               DECEMBER 31,
                                        ------------------------
                                          2000            1999
                                        --------        --------
(in thousands)
BASIC AND DILUTED EPS:
Numerator:
Net loss:                               $   (905)       $ (1,516)
                                        ========        ========

Denominator:
  Common shares outstanding-basic         12,884          12,242
  Dilutive options:                          ---             ---
                                        --------        --------
Common shares outstanding                 12,884          12.242
                                        ========        ========
Basis and diluted EPS
Income available to common              $  (0.07)       $  (0.12)
                                        ========        ========


     Options to purchase 32,000 and 146,000 shares of common stock outstanding for the periods ended December 31, 2000 and 1999 respectively were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


5.   SEGMENT INFORMATION AND GEOGRAPHIC AREAS

     The following table presents a summary of operating information for the three month periods ended December 31, 2000 and 1999:


                                            THREE MONTHS ENDED
                                               DECEMBER 31,
                                         ------------------------
                                           2000            1999
                                         --------        --------
Revenue:
   North American operations:
       Infinium                          $ 18,802        $ 20,682
                                            1,380           1,066
       Cort payroll unit
       ASP                                    406              --
                                         --------        --------
   Total North American operations         20,588          21,748
   International operations                 1,816           1,773
                                         --------        --------
       Total                             $ 22,404        $ 23,521
                                         ========        ========

Operating loss:
   North American operations:
       Infinium                          $  1,804        $ (1,364)
       Cort payroll unit                     (176)           (462)
       ASP                                 (1,926)             --
                                         --------        --------
   Total North American operations           (298)         (1,826)
   International operations                  (837)           (985)
                                         --------        --------
      Total                              $ (1,135)       $ (2,811)
                                         ========        ========


     The following table summarizes identifiable assets by business segment as of December 31, 2000 and September 30, 2000:

                                     DECEMBER 31,  SEPTEMBER 30,
                                        2000          2000
                                     -----------   -------------
Identifiable assets:
  North American operations:
    Infinium                          $49,333       $57,519
    Cort payroll unit                   1,866         1,902
    ASP                                 7,121         7,211
                                      -------       -------
Total North American operations        58,320        66,632
International operations                4,650         4,617
                                      -------       -------
  Consolidated                        $62,970       $71,249
                                      =======       =======

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


6.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which is effective in the fourth quarter of fiscal year 2001 for the Company. SAB 101 clarifies the Securities and Exchange Commission's view regarding recognition of revenue. The Company is currently evaluating the effects of this change but anticipates that the adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitized transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its financial position or results of operations.

7.   EXECUTIVE COMPENSATION

     On October 4, 2000 the Company issued 200,000 options to purchase the Company's stock to an executive of the Company at a price of $2.25 per share. The difference between the market value and the exercise price of the options is recorded as deferred stock compensation in the stockholders equity section of the balance sheet and is amortized over the vesting period of two years. For the quarter ended December 31, 2000, the Company recorded $16 of expense associated with this transaction.

8.   SUBSEQUENT EVENTS

     On January 10, 2001, the Company instituted a Stock Option Exchange Program (the Program). Under the provisions of the program, employees were allowed to exchange any of their stock options for shares of restricted stock on January 31, 2001, in general, at a rate of three options for each share of restricted stock. At January 31, 2001, the company issued approximately 175,000 shares and cancelled approximately 525,000 options. At the close of business on January 31, 2001 the share price of the Company's stock was $2.13 per share. On February 9, 2001, additional restricted stock grants of 225,000 shares were awarded to executive management. The combined cost of these two events approximates $806, which will be amortized over a two year period.

     On February 9, 2001, the Company announced that it had appointed James E. McGowan to the position of President and Chief Executive Officer of the Company, effective immediately. The Company's founder, Robert A. Pemberton, will continue as the Chairman of the Company's Board of Directors.

     Also, on February 9, 2001, the Board of Directors of the Company, voted to enlarge the size of the board to seven members and that James E. McGowan was elected as a Class 2 Director, to serve for a 3 year term.

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

     During the first three months of fiscal year 2001, the Company continued its focus on extending its offerings from traditional back-office applications and services to e-business solutions and application hosting services. The Company continued to retool its traditional applications for delivery over the Web, and added Web-based front office applications.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999

     The following table sets forth the Company's consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the three months ended December 31, 2000 and 1999:


                                            THREE MONTHS ENDED DECEMBER 31,
                                        --------------------------------------
                                                                    % OF $
                                           % OF TOTAL              INCREASE
                                             REVENUE               (DECREASE)
                                        2000         1999         1999 TO 2000
                                        ----         ----         ------------

Revenue:
  Software license fees .......          17%           16%            0%
  Services revenue ............          83            84            (6)
                                       ----          ----
     Total revenue ............         100           100            (5)
                                       ----          ----
Operating costs and expenses:
  Cost of software license fees           6             7            (9)
  Cost of services ............          32            37           (19)
  Research and development ....          18            21           (22)
  Sales and marketing .........          38            35             3
  General and administrative ..          11            12            (6)
                                       ----          ----
     Total operating costs and
expenses ......................         105           112           (11)
                                       ----          ----
Loss from operations ..........          (5)          (12)          (60)
Other income, net .............           1             2           (43)
                                       ----          ----
Loss before benefit from
  Income taxes ................          (4)          (10)          (62)
Benefit from income
  Taxes .......................          (-)           (4)         (100)
                                       ----          ----
Net loss ......................          (4)           (6)          (40)%
                                       ====          ====


     REVENUE. Total revenue declined $1.1 million, or 5%, from $23.5 million for the quarter ended December 31, 1999 to $22.4 million for the quarter ended December 31, 2000. Software license fees remained constant at $3.8 million for the quarters ended December 31, 1999 and 2000. This consistency from year to year actually reflects a recovery in back-office applications because of the inclusion of revenues related to discontinued products of $0.3 million for the quarter ended December 31, 1999. Service revenue, comprised of maintenance fee revenue, consulting services revenue and revenue derived from ASP-related services, declined 6%, from $19.8 million for the quarter ended December 31, 1999 to $18.6 million for the quarter ended December 31, 2000. This decrease was related to the inclusion of Y2K consulting revenues in the first quarter of fiscal year 2000, which was partially offset by an increase in ASP-related service revenues in the first quarter of 2001. The components of service revenue are as follows:


                                        THREE MONTHS ENDED DECEMBER 31,
                                   ---------------------------------------
                                       (in thousands,
                                       except % data)          % DECREASE
                                    2000           1999       1999 TO 2000
                                   -------        -------     ------------

Maintenance fee revenue            $10,745        $10,745         (1)%
Consulting services revenue          7,486          8,887        (16)
ASP revenue                            406             --         --
                                   -------        -------
  Total services revenue           $18,637        $19,763         (6)%
                                   =======        =======

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sale of third party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees decreased 9%, from $1.6 million for the quarter ended December 31, 1999 to $1.4 million for the quarter ended December 31, 2000. Cost of software license fees as a percentage of software license fee revenue decreased from 42% for the quarter ended December 31, 1999 to 38% for the quarter ended December 31, 2000 mostly due to cost reductions related to the Company's cost rollback measures which commenced in the fourth quarter of fiscal year 2000.

     COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of the Company's software products and costs related to the ASP line of business. Cost of services decreased 19%, from $8.7 million, for the quarter ended December 31, 1999 to $7.1 million for the quarter ended December 31, 2000. The decrease in the dollar amount is due to lower third party consulting fees and cost savings as a result of lower support levels due to the discontinuation of support for discontinued product lines. Cost of services as a percentage of service revenue was 44% and 38% for the quarters ended December 31, 1999 and 2000, respectively.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities overhead, computer and communications overhead, and third party contractor costs. Research and development costs are reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses decreased 22% from $5.0 million for the quarter ended December 31, 1999 to $3.9 million for the quarter ended December 31, 2000. Research and development expense as a percentage of total revenue was 21% for the quarter ended December 31, 1999 and 18% for the quarter ended December 31, 2000. The decrease in dollar amount is due to a reduction in personnel costs related to the Infinium Financials for Windows NT and Infinium Human Resources for Windows NT products. In September 1999, the Company decided to discontinue new release development for those products. For the quarter ended December 31, 1999, research and development expenses relating to the discontinued product lines was $1.2 million.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses increased 3% from $8.3 million for the quarter ended December 31, 1999 to $8.5 million for the quarter ended December 31, 2000. The increase in sales and marketing expense is due mainly to increased marketing costs related to the Company's ASP business. Sales and marketing expense as a percentage of total revenue was 35% and 38% for the first quarters of fiscal year 2000, and fiscal year 2001, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses decreased 6% from $2.7 million for the quarter ended December 31, 1999 to $2.5 million for the quarter ended December 31, 2000. General and administrative expense as a percentage of total revenue was 12% and 11% for the first quarters of fiscal year 2000 and fiscal year 2001, respectively. The decrease in percentage and dollar amount was primarily due to cost savings associated with the Company's reduction in workforce which occurred in the fourth quarter of fiscal year 2000.

     BENEFIT FROM INCOME TAXES. The provision for federal, state, and foreign income tax for the quarter ended December 31, 1999 resulted in a tax benefit of $0.9 million, representing an effective income tax rate of 37% for the quarter. During the fourth quarter of fiscal 2000, the Company established a full valuation allowance for its deferred tax assets. This allowance was established in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
109), Accounting for Income Taxes, and accordingly, no tax benefits were recognized in the Company's first quarter results. The Company will continue to assess the valuation of the deferred tax asset each quarter.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company had cash, cash equivalents and marketable securities of $20.4 million resulting from a net use of cash, cash equivalents and marketable securities of $0.4 million during the first three months of fiscal year 2001. Operating activities provided $1.3 million, $0.8 million was used to fund capitalized software and $0.3 million was used for purchases of property, computers and equipment.

     In July, 2000, the Company entered into an agreement with a major financial institution for a $3.0 million line of credit. At this time, no borrowings are outstanding against this line of credit. This agreement is subject to renewal on July 31, 2001.

     Days sales outstanding ("DSO") decreased to 44 days at December 31, 2000 compared to 58 days at September 30, 2000. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next. The decrease in DSO is primarily due to increased collection efforts during the quarter ended December 31, 2000.

     Deferred revenue decreased $4.3 million, from $36.7 million at September 30, 2000 to $32.4 million at December 31, 2000. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component of revenue due to lower customer bookings during the first quarter of fiscal 2001.

     The Company believes that cash, cash equivalents and marketable securities on hand and cash flows from operations will be sufficient to fund its operations at least through fiscal 2001. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, or in the event the Company uses cash in excess of cash generated by operations, the Company anticipates that its operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitized transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its financial position or results of operations.

FACTORS AFFECTING FUTURE PERFORMANCE

     The factors affecting the Company's future performance have not changed significantly from those enumerated in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

INTEREST RATE RISK

     The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable rates. The Company's investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments (primarily in high grade municipal notes). At December 31, 2000, the fair value of the Company's short-term investments approximated market value.

FOREIGN CURRENCY RISK

     The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. In the three month period ended December 31, 2000, the net impact of foreign currency changes was not material.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

              The Company's Annual Meeting of Stockholders was held on Friday, February 9, 2001. At the meeting, the stockholders elected the following Class II directors to the Board of Directors:

         Name                       For           Against
         ----                       ---           -------



         Robert A. Pemberton     10,185,209       101,909
         Robert P. Schechter     12,205,814       81,304

         The terms of Manuel Correia and Fred L. Luconi as Class I directors and Roland D. Pampel and Michael Cusumano as Class III directors continued after the meeting.

         Following the Annual Meeting of the Stockholders, the Board of Directors of the Company approved a vote to enlarge the size of the Board and fix it at seven members. Additionally, the Board of Directors voted to elect James E. McGowan a Class II
         Director, to serve for a three-year term.


Item 5.  Other Information
         Not applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              NONE

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Infinium Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: February 14, 2001

                                        INFINIUM SOFTWARE, INC.
                                        by:


                                        /s/ John J. Whyte
                                        ---------------------------
                                        John J. Whyte
                                        Chief Operating Officer
                                        (Principal Financial Accounting Officer)