Form 10-Q
period 2001-03-31
INFINIUM SOFTWARE INC
filed 2001-05-14
CIK 1002044

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

YES [X]  NO [ ]


The number of shares outstanding of the registrant's Common Stock on May 10, 2001, was 13,365,101.

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                                        PAGE
PART I - FINANCIAL INFORMATION
  ITEM 1.  Financial Statements

               Consolidated Balance Sheet at March 31, 2001 (unaudited) and
               September 30, 2000......................................................   3

               Consolidated Statement of Operations for the three and six month
               periods ended March 31, 2001 (unaudited) and 2000 (unaudited)...........   4

               Consolidated Statement of Cash Flows for the six month periods ended
               March 31, 2001 (unaudited) and 2000 (unaudited).........................   5

               Notes to Consolidated Financial Statements..............................   6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................  10

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................  16

PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings...........................................................  17
  ITEM 2.  Changes in Securities.......................................................  17
  ITEM 3.  Defaults Upon Senior Securities.............................................  17
  ITEM 4.  Submission of Matters to a Vote of Security Holders.........................  17
  ITEM 5.  Other Information...........................................................  17
  ITEM 6.  Exhibits and Reports on Form 8-K............................................  17
SIGNATURES ............................................................................  18
EXHIBITS   ............................................................................  19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEET

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  MARCH 31,    SEPTEMBER, 30
                                                                                    2001            2000
                                                                                 ----------    -------------
                                                                                 (UNAUDITED)
                                  ASSETS

Current assets:
    Cash and cash equivalents ...............................................      $ 17,941       $ 17,665
    Marketable securities at fair market value ..............................         1,466          3,073
    Accounts receivable, less allowance for doubtful accounts of $1,881 and $3,455 at March 31, 2001 and September 30, 2000,
      respectively ..........................................................         7,526         16,218
    Prepaid expenses and other current assets ...............................         2,156          4,465
                                                                                   --------       --------


            Total current assets ............................................        29,089         41,421


  Property and equipment, net ...............................................        15,008         16,574
  Capitalized software development costs, net ...............................         5,741          5,569
  Goodwill and other intangible assets, net .................................         4,594          5,327
  Other assets ..............................................................         2,358          2,358
                                                                                   --------       --------


            Total assets ....................................................      $ 56,790       $ 71,249
                                                                                   ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable ........................................................      $  5,497       $  6,836
    Accrued expenses ........................................................        11,844         14,293
    Income taxes payable ....................................................         1,414            441
    Lease obligation, short-term portion ....................................            94             71
    Deferred revenue ........................................................        28,583         35,273
                                                                                   --------       --------
            Total current liabilities .......................................        47,432         56,914
                                                                                   --------       --------

  Lease obligation, long-term portion .......................................           451            291
  Deferred revenue ..........................................................         1,417          1,381
  Other long-term liabilities ...............................................          --            1,000
                                                                                   --------       --------
            Total liabilities ...............................................        49,300         59,586
                                                                                   --------       --------


   Common stock, $0.01 par value; authorized 40,000 shares, issued 13,365 and
   12,927 shares at March 31, 2001 and September 30, 2000, respectively .....           134            129
   Additional paid-in capital ...............................................        39,246         38,327
   Accumulated deficit ......................................................       (30,875)       (26,876)
   Deferred stock based compensation ........................................          (815)          --
   Accumulated other comprehensive income (loss) ............................          (200)           293

   Less: treasury stock at cost, 43 shares at
      September 30, 2000 ....................................................          --             (210)
                                                                                   --------       --------
            Total stockholders' equity ......................................         7,490         11,663
                                                                                   --------       --------
            Total liabilities and stockholders' equity ......................      $ 56,790       $ 71,249
                                                                                   ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                             INFINIUM SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         MARCH 31,                     MARCH 31,
                                                    2001           2000           2001           2000
                                                  --------       --------       --------       --------
Revenue:
  Software license fees ....................      $  3,010       $  4,552       $  6,777       $  8,310
  Services revenue .........................        16,510         18,034         35,147         37,797
                                                  --------       --------       --------       --------
          Total revenue ....................        19,520         22,586         41,924         46,107
                                                  --------       --------       --------       --------

Operating costs and expenses:
  Cost of software license fees ............         1,231          1,574          2,647          3,135
  Cost of services .........................         6,808          9,123         13,923         17,854
  Research and development .................         3,948          4,629          7,866          9,646
  Sales and marketing ......................         7,632          9,236         16,184         17,553
  General and administrative ...............         2,921          3,125          5,459          5,831
                                                  --------       --------       --------       --------
          Total operating costs and expenses        22,540         27,687         46,079         54,019
                                                  --------       --------       --------       --------

Loss from operations .......................        (3,020)        (5,101)        (4,155)        (7,912)
Other income, net ..........................            80            374            310            778
                                                  --------       --------       --------       --------
Loss before benefit from
      income taxes .........................        (2,940)        (4,727)        (3,845)        (7,134)
Benefit from income taxes ..................          --           (1,534)          --           (2,425)
                                                  --------       --------       --------       --------

Net loss ...................................      $ (2,940)      $ (3,193)      $ (3,845)      $ (4,709)
                                                  ========       ========       ========       ========

Basic and diluted loss per share ...........      $  (0.23)      $  (0.25)      $  (0.30)      $ ( 0.38)
                                                  ========       ========       ========       ========

Weighted average number of common shares
       outstanding-basic and diluted .......        12,926         12,709         12,905         12,476
                                                  ========       ========       ========       ========


         The accompanying notes are an integral part of the consolidated financial statements

                             INFINIUM SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 2001           2000
                                                                               --------       --------
Cash flows from operating activities:

  Net loss ..............................................................      $ (3,845)      $ (4,709)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization ......................................         4,622          3,923
     Allowance for doubtful accounts ....................................        (1,574)        (1,285)
     Other operating activities .........................................           188           --
     Changes in operating assets and liabilities, net of effects from the acquisitions of businesses:
         Accounts receivable ............................................        10,156          2,958
         Prepaid expenses and other current assets ......................         2,285         (1,764)
         Other assets ...................................................          --              142
         Accounts payable ...............................................        (1,309)        (2,523)
         Accrued expenses and other long-term liabilities ...............        (3,185)        (3,638)
         Income taxes payable ...........................................           982           (687)
         Deferred revenue ...............................................        (6,534)        (2,574)
                                                                               --------       --------
           Net cash provided by (used in) operating activities ..........         1,786        (10,157)
                                                                               --------       --------

Cash flows from investing activities:

  Purchase of marketable securities .....................................        (2,280)        (3,651)
  Sale of marketable securities .........................................         3,275         17,882
  Purchase of property and equipment ....................................          (760)        (1,769)
  Capitalized software ..................................................        (1,744)        (1,289)
  Acquisitions of businesses, net of cash acquired ......................          --           (4,575)
                                                                               --------       --------
          Net cash provided by (used in) investing activities ...........        (1,509)         6,598
                                                                               --------       --------

Cash flows from financing activities:
 Payments on capitalized lease obligations                                          (44)

Proceeds from exercise of stock options and employee stock
    purchase plan .......................................................           (26)         2,028
                                                                               --------       --------
          Net cash provided by  financing activities ....................           (70)         2,028
                                                                               --------       --------
Effect of foreign exchange rate changes on cash .........................            69            (44)
                                                                               --------       --------
Net increase (decrease) in cash and cash equivalents ....................           276         (1,575)
                                                                               --------       --------
Cash and cash equivalents, beginning of period ..........................        17,665         23,099
                                                                               --------       --------
Cash and cash equivalents, end of period ................................      $ 17,941       $ 21,524
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

                             INFINIUM SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The information at March 31, 2001 and 2000 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of operating results for the full fiscal year.

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

         No shares were repurchased by the Company during the three and six month periods ended March 31, 2001 under either of the repurchase plans. The Company reissued 366,000 shares which had been purchased under the February 1998 Plan during the fiscal year ended September 30, 2000 and 43,000 shares during the three month period ended March 31, 2001.

3.       COMPREHENSIVE LOSS

         The table below sets forth comprehensive income and loss as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, for the three and six month periods ended March 31, 2001 and 2000:

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           MARCH 31,                   MARCH 31,
                                                      2001          2000          2001          2000
                                                    --------      --------      --------      --------
Net loss .....................................      $ (2,940)     $ (3,193)     $ (3,845)     $ (4,709)
Other comprehensive income (loss):
  Foreign currency translation adjustments ...            24           (49)           28           (67)
  Unrealized gain (loss) on investments, net
  of related tax effect: .....................            15           453          (521)          495
                                                    --------      --------      --------      --------

     Comprehensive loss ......................      $ (2,901)     $ (2,789)     $ (4,338)     $ (4,281)
                                                    ========      ========      ========      ========

                             INFINIUM SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


4.   NET LOSS PER COMMON SHARE

    The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown in the Consolidated Statement of Operations.

    As per generally accepted accounting principles, the computation of net loss per share is based on the weighted average basic shares outstanding. The computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2001 and 2000 is as follows:

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       MARCH 31,                         MARCH 31,
                                              ---------------------------       ---------------------------
                                                 2001             2000             2001             2000
                                              ----------       ----------       ----------       ----------
(in thousands)
BASIC AND DILUTED EPS:
Numerator:
Net loss: ..............................      $   (2,940)      $   (3,193)      $   (3,845)      $   (4,709)
                                              ==========       ==========       ==========       ==========

Denominator:
  Common shares outstanding-basic
                                                  12,926           12,709           12,905           12,476
Dilutive options: ......................            --               --               --               --
                                              ----------       ----------       ----------       ----------
Common shares outstanding ..............          12,926           12,709           12,905           12,476
                                              ==========       ==========       ==========       ==========
 Basis and diluted EPS .................      $    (0.23)      $    (0.25)      $    (0.30)      $    (0.38)
                                              ==========       ==========       ==========       ==========

    The difference between basic shares outstanding and dilutive shares outstanding is the assumed conversion of common stock equivalents (stock options) in the amounts of 14,000 for the three months ended March 31, 2000. There were no dilutive options for the three months ended March 31, 2001.

     Options to purchase 0 and 14,000 shares of common stock outstanding for the three month period ended March 31, 2001 and 2000 respectively, and 32,000 and 160,000 shares for the six months ended March 31, 2001 and 2000 respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

                             INFINIUM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

5.       SEGMENT INFORMATION AND GEOGRAPHIC AREAS

    The following table presents a summary of operating information for the three and six month periods ended March 31, 2001 and 2000:

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     MARCH 31,                     MARCH 31,
                                              -----------------------       -----------------------
                                                2001           2000           2001           2000
                                              --------       --------       --------       --------
Revenue:
   North American operations:
       Infinium                               $ 15,018       $ 19,188       $ 33,820       $ 39,870
       Cort payroll unit                         1,712          1,157          3,092          2,223
       ASP                                         608           --            1,014           --
                                              --------       --------       --------       --------
   Total North American operations              17,338         20,345         37,926         42,093
   International operations                      2,182          2,241          3,998          4,014
                                              --------       --------       --------       --------
      Total                                   $ 19,520       $ 22,586       $ 41,924       $ 46,107
                                              ========       ========       ========       ========

Operating loss:
   North American operations:
       Infinium                               $ (1,057)      $ (2,914)      $    747       $ (4,278)
       Cort payroll unit                          (162)          (513)          (338)          (975)
       ASP                                      (1,436)          --           (3,362)          --
                                              --------       --------       --------       --------
   Total North American operations              (2,655)        (3,427)        (2,953)        (5,253)

   International operations                       (365)        (1,674)        (1,202)        (2,659)
                                              --------       --------       --------       --------
      Total                                   $ (3,020)      $ (5,101)      $ (4,155)      $ (7,912)
                                              ========       ========       ========       ========

    The following table summarizes identifiable assets by business segment as of March 31, 2001 and September 30, 2000:

                                                   MARCH 31,      SEPTEMBER 30,
                                                     2001             2000
                                                   --------         --------
Identifiable assets:
   North American operations:
       Infinium                                    $ 43,521         $ 57,519
       Cort payroll unit                              2,453            1,902
       ASP                                            6,800            7,211
                                                   --------         --------
   Total North American operations                   52,774           66,632
   International operations                           4,016            4,617
                                                   --------         --------
      Consolidated                                 $ 56,790         $ 71,249
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

7.       EXECUTIVE COMPENSATION

         On October 4, 2000 the Company issued 200,000 options to purchase the Company's stock to an executive of the Company at a price of $2.25 per share. The difference between the market value and the exercise price of the options is recorded as deferred stock compensation in the stockholders equity section of the balance sheet and is amortized over the vesting period of two years. For the three and six month periods ended March 31, 2001, the Company recorded $8 and $24, respectively, of expense associated with this transaction.

8.       ISSUANCE OF RESTRICTED STOCK

         On January 10, 2001, the Company instituted a Stock Option Exchange Program (the Program). Under the provisions of the program, employees were allowed to exchange any of their stock options for shares of restricted stock on January 31, 2001, in general, at a rate of three options for each share of restricted stock. At January 31, 2001, the company issued approximately 179,000 shares and cancelled approximately 537,000 options. At the close of business on January 31, 2001 the share price of the Company's stock was $2.13 per share. On February 9, 2001, additional restricted stock grants of 225,000 shares were awarded to executive management and an additional 16,000 and 10,000 restricted stock grants were awarded to other employees on January 22, 2001 and March 12, 2001, respectively. The cost of the Program was $382 thousand, and the costs of the additional restricted stock grants was $436 thousand for the awards to executive management and $42 thousand for the awards to other employees. The combined cost of these events approximates $860, which will be amortized over the vesting period of the restricted stock grants, which range from 21 to 24 months. During the quarter ended March 31, 2001, the Company recognized $35 thousand in expense for the Program, $36 thousand in expense for the grants to executive management, and $3 thousand for the grants to other employees.

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

OVERVIEW

         Infinium Software, Inc. ("Infinium", "the Company") develops, markets and supports enterprise-level business software applications and provides software application services. Infinium offers Web and server-based financial, human resources, supply management, process manufacturing, business analytics and customer relationship management solutions, services, support and deployment options to its customers.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

         The following table sets forth the Company's consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the three months ended March 31, 2001 and 2000:

                                             THREE MONTHS ENDED MARCH 31,
                                         -------------------------------------
                                           % OF TOTAL            % OF $
                                            REVENUE        INCREASE (DECREASE)
                                         2001     2000        2000 TO 2001
                                         ----     ----     -------------------
Revenue:
  Software license fees ...........        15%      20%            (34)%
  Services revenue ................        85       80              (8)
                                         ----     ----
     Total revenue ................       100      100             (14)
                                         ----     ----
Operating costs and expenses:
  Cost of software license fees ...         6        7             (22)
  Cost of services ................        35       40             (25)
  Research and development ........        20       21             (15)
  Sales and marketing .............        39       41             (17)
  General and administrative ......        15       14              (7)
                                         ----     ----
     Total operating costs and
      expenses ....................       115      123             (19)
                                         ----     ----
Loss from operations ..............       (15)     (23)            (41)
Other income, net .................         1        2             (79)
                                         ----     ----
Loss before benefit from
  Income taxes ....................       (15)     (21)            (38)
Benefit from income
  Taxes ...........................      (--)       (7)           (100)
                                         ----     ----
Net loss ..........................       (15)     (14)             (8)%
                                         ====     ====

         REVENUE. Total revenue declined $3.1 million, or 14%, from $22.6 million for the quarter ended March 31, 2000 to $19.5 million for the quarter ended March 31, 2001. Software license fees decreased from $4.6 million for the quarter ended March 31, 2000 to 3.0 million for the quarter ended March 31, 2001. This decrease reflects a slowdown in the demand for back-office applications. Service revenue, comprised of maintenance fee revenue, consulting services revenue and revenue derived from ASP-related services, declined 8%, from $18.0 million for the quarter ended March 31, 2000 to $16.5 million for the quarter ended March 31, 2001. This decrease was due primarily to a decrease in demand for the Company's consulting service offerings due to lower software license fees. The components of service revenue are as follows:

                                          THREE MONTHS ENDED MARCH 31,
                                    ----------------------------------------
                                        (in thousands,
                                        except % data)           % DECREASE
                                      2001          2000        2000 TO 2001
                                    --------      --------      ------------
Maintenance fee revenue ......      $ 10,411      $ 10,887          (4) %
Consulting services revenue ..         5,491         7,147         (23)
ASP revenue ..................           608          --            --
                                    --------      --------
  Total services revenue .....      $ 16,510      $ 18,034          (8)%
                                    ========      ========

         COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sale of third party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees decreased 22%, from $1.6 million for the quarter ended March 31, 2000 to $1.2 million for the quarter ended March 31, 2001. This decrease in dollar amount is mainly due to a $87 thousand decrease in third party royalties and a $165 thousand reduction in shipping and reproduction costs combined with a $91 thousand decrease in capitalized software amortization. Cost of software license fees as a percentage of software license fee revenue increased from 35% for the quarter ended March 31, 2000 to 41% for the quarter ended March 31, 2000.

         COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of the Company's software products and costs related to the ASP line of business. Cost of services decreased 25%, from $9.1 million, for the quarter ended March 31, 2000 to $6.8 million for the quarter ended March 31, 2001. The decrease in the dollar amount is due to a $612 thousand decrease in third party consulting expenses and additional cost savings as a result of lower support levels due to the termination of support for discontinued products. Cost of services as a percentage of service revenue was 51% and 41% for the quarters ended March 31, 2000 and 2001, respectively.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities overhead, computer and communications overhead, and third party contractor costs. Research and development costs are reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses decreased 15% from $4.6 million for the quarter ended March 31, 2000 to $3.9 million for the quarter ended March 31, 2001. Research and development expense as a percentage of total revenue was 20% for the quarter ended March 31, 2000 and 20% for the quarter ended March 31, 2001. This decrease is due to personnel reductions and general company wide cost rollback measures, partially offset by a $220 thousand increase in capitalized software development costs.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses decreased 17% from $9.2 million for the quarter ended March 31, 2000 to $7.6 million for the quarter ended March 31, 2001. The decrease in sales and marketing expense is due to lower commission expense due to lower sales volume and lower marketing and sales costs due to a company wide emphasis on expense reduction. Sales and marketing expense as a percentage of total revenue was 41% and 39% for the second quarters of fiscal year 2000, and fiscal year 2001, respectively.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel as well as provisions for doubtful accounts, insurance, investor relations and professional service fees. General and administrative expenses decreased 7% from $3.1 million for the quarter ended March 31, 2000 to $2.9 million for the quarter ended March 31, 2001. General and administrative expense as a percentage of total revenue was 14% and 15% for the second quarters of fiscal year 2000 and fiscal year 2001, respectively. The decrease in dollar amount was primarily due to cost savings associated with the Company's reduction in workforce which occurred in the fourth quarter of fiscal year 2000.

         BENEFIT FROM INCOME TAXES. The provision for federal, state, and foreign income tax for the quarter ended March 31, 2000 resulted in a tax benefit of $1.5 million, representing an effective income tax benefit of 32% for the quarter. During the fourth quarter of fiscal 2000, the Company established a full valuation allowance for its deferred tax assets. This allowance was established in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, and accordingly, no tax benefits were recognized in the Company's results for the second quarter of fiscal year 2001. The Company will continue to assess the valuation of the deferred tax asset each quarter.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

         The following table sets forth the Company's consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the six months ended March 31, 2001 and 2000:

                                                     SIX MONTHS ENDED MARCH 31,
                                                   % OF TOTAL           % OF $
                                                    REVENUE       INCREASE (DECREASE)
                                                2001       2000      2000 TO 2001
                                                ----       ----   ------------------
Revenue:
  Software license fees ..................        16%        18%         (18)%
  Services revenue .......................        84         82           (7)
                                                ----       ----
     Total revenue .......................       100        100           (9)
                                                ----       ----
Operating costs and expenses:
  Cost of software license fees ..........         6          7          (16)
  Cost of services .......................        33         39          (22)
  Research and development ...............        19         21          (18)
  Sales and marketing ....................        39         38           (8)
  General and administrative .............        13         12           (6)
                                                ----       ----
     Total operating costs and expenses ..       110        117          (15)
                                                ----       ----
Loss from operations .....................       (10)       (17)         (47)
Other income, net ........................         1          2          (60)
                                                ----       ----
Loss before benefit from
  Income taxes ...........................        (9)       (15)         (46)
Benefit from income
  Taxes ..................................       (--)        (5)        (100)
                                                ----       ----
Net loss .................................        (9)       (10)         (18)%
                                                ====       ====

    REVENUE. Total revenue declined $4.2 million, or 9%, from $46.1 million for the six months ended March 31, 2000 to $41.9 million for the six months ended March 31, 2001. Software license fees declined $1.5 million from $8.3 million for the six months ended March 31, 2000 to $6.8 million for the six months ended March 31, 2001. The Company believes that this decrease reflects a slowdown in the demand for back-office applications due to external economic conditions. Service revenue, comprised of maintenance fee revenue, consulting services revenue and revenue derived from ASP-related services, declined 7%, from $37.8 million for the six months ended March 31, 2000 to $35.1 million for the six months ended March 31, 2001. This decrease was due primarily to a decrease in demand for the Company's consulting service offerings due to lower software license fees. In addition, $473 thousand of services revenue related to discontinued products was recorded in the six months ended March 31, 2000. The components of service revenue are as follows:

                                          SIX MONTHS ENDED MARCH 31,
                                      ----------------------------------
                                       (in thousands,
                                       except % data)       % DECREASE
                                        2001       2000     2000 TO 2001
                                      --------   --------   ------------
Maintenance fee revenue               $ 21,156   $ 21,763        (3)%
Consulting services revenue             12,977     16,034       (19)
ASP revenue                              1,014       --          --
                                      --------   --------
  Total services revenue              $ 35,147   $ 37,797        (7)%
                                      ========   ========

         COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sale of third party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees decreased 16%, from $3.1 million for the six months ended March 31, 2000 to $2.6 million for the six months ended March 31, 2001. The decrease in dollar amount is mainly due to a $68 thousand decrease in third party royalties and a $362 thousand reduction in shipping and reproduction costs combined with a $58 thousand decrease in capitalized software amortization. Cost of software license fees as a percentage of software license fee revenue increased from 38% for the six months ended March 31, 2000 to 39% for the six months ended March 31, 2001.

         COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of the Company's software products and costs related to the ASP line of business. Cost of services decreased 22%, from $17.9 million, for the six months ended March 31, 2000 to $13.9 million for the six months ended March 31, 2001. The decrease in the dollar amount is due to lower third party consulting expenses of $1.5 million combined with additional cost savings as a result of lower support levels due to the termination of support for discontinued products. Cost of services as a percentage of service revenue was 47% and 40% for the six months ended March 31, 2000 and 2001, respectively.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities overhead, computer and communications overhead, and third party contractor costs. Research and development costs are reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses decreased 18% from $9.6 million for the six months ended March 31, 2000 to $7.9 million for the six months ended March 31, 2001. Research and development expense as a percentage of total revenue was 21% for the six months ended March 31, 2000 and 19% for the six months ended March 31, 2001. The decrease in dollar amount is due to a $456 thousand increase in capitalized software combined with a reduction in personnel costs related to the Infinium Financials for Windows NT and Infinium Human Resources for Windows NT products and the fact that the Company is using fewer third party development contractors than in the previous year.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses decreased 8% from $17.6 million for the six months ended March 31, 2000 to $16.2 million for the six months ended March 31, 2001. The decrease in sales and marketing expense is due mainly to lower sales costs that occurred due to the reduction in software sales that has occurred in fiscal year 2001. Also contributing to the decrease is lower marketing costs as a result of Company wide emphasis on cost reduction in fiscal year 2001. Sales and marketing expense as a percentage of total revenue was 38% and 39% for the first six months of fiscal year 2000, and fiscal year 2001, respectively.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses decreased 5% from $5.8 million for the six months ended March 31, 2000 to $5.5 million for the six months ended March 31, 2001. General and administrative expense as a percentage of total revenue was 13% for the first six months of fiscal year 2000 and fiscal year 2001. The decrease in dollar amount was primarily due to cost savings associated with the Company's reduction in workforce which occurred in the fourth quarter of fiscal year 2000.

         BENEFIT FROM INCOME TAXES. The provision for federal, state, and foreign income tax for the six months ended March 31, 2000 resulted in a tax benefit of $2.4 million, representing an effective income tax rate of 34% for the six months ended March 31, 2000. During the fourth quarter of fiscal 2000, the Company established a full valuation allowance for its deferred tax assets. This allowance was established in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income

Taxes, and accordingly, no tax benefits were recognized in the Company's results for the six months ended March 31, 2001. The Company will continue to assess the valuation of the deferred tax asset each quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had cash, cash equivalents and marketable securities of $19.4 million resulting from a decrease of cash, cash equivalents and marketable securities of $1.3 million during the first six months of fiscal year 2001. Operating activities provided $1.7 million, $1.7 million was used to fund capitalized software and $0.8 million was used for purchases of property, computers and equipment.

         In July, 2000, the Company entered into an agreement with a major financial institution for a $3.0 million line of credit. At this time, no borrowings are outstanding against this line of credit. This agreement is subject to renewal on July 31, 2001.

         Days sales outstanding ("DSO") decreased to 34 days at March 31, 2001 compared to 58 days at September 30, 2000. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next. The decrease in DSO is primarily due to increased collection efforts during the six months ended March 31, 2001.

         Deferred revenue decreased $6.7 million, from $36.7 million at September 30, 2000 to $30.0 million at March 31, 2001. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component of revenue due to lower customer bookings during the first six months of fiscal 2001.

         The Company believes that cash, cash equivalents and marketable securities on hand and cash flows from operations will be sufficient to fund its operations at least through the second quarter of fiscal 2002. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, or in the event the Company uses cash in excess of cash generated by operations, the Company anticipates that its operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing.

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

INTEREST RATE RISK

         The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable rates. The Company's investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments (primarily in high grade municipal notes). At March 31, 2001, the fair value of the Company's short-term investments approximated market value.

FOREIGN CURRENCY RISK

         The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. In the six month period ended March 31, 2001, the net impact of foreign currency changes was not material.

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

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10.13 Executive compensation and stock option agreement for Chief Executive Officer

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, Infinium Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  May, 11, 2001

                                              INFINIUM SOFTWARE, INC.
                                              by:


                                              /s/ William B. Gerraughty Jr.
                                              -----------------------------
                                              William B. Gerraughty Jr.
                                              Chief Financial Officer