Form 10-Q
period 2001-06-30
INFINIUM SOFTWARE INC
filed 2001-08-13
CIK 1002044

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

YES__X___ NO_____



The number of shares outstanding of the registrant's Common Stock on August 7, 2001 was 13,365,148.

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
      PART I - FINANCIAL INFORMATION

        ITEM 1.         Financial Statements

                            Consolidated Balance Sheet at June 30, 2001 (unaudited) and
                            September 30, 2000......................................................    3

                            Consolidated Statement of Operations for the three and nine month
                            periods ended June 30, 2001 (unaudited) and 2000 (unaudited)............    4

                            Consolidated Statement of Cash Flows for the
                            nine month periods ended June 30, 2001 (unaudited) and 2000                 5
                            (unaudited).............................................................

                            Notes to Consolidated Financial Statements..............................    6

        ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                          Results of Operations.....................................................   12

        ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk..................   19

      PART II - OTHER INFORMATION

        ITEM 1.         Legal Proceedings...........................................................   20

        ITEM 2.         Changes in Securities.......................................................   20

        ITEM 3.         Defaults Upon Senior Securities.............................................   20

        ITEM 4.         Submission of Matters to a Vote of Security Holders.........................   20

        ITEM 5.         Other Information...........................................................   20

        ITEM 6.         Exhibits and Reports on Form 8-K............................................   20

      SIGNATURE         ............................................................................   21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 JUNE 30,    SEPTEMBER, 30
                                                                                   2001          2000
                                                                                -----------  -------------
                                                                                (UNAUDITED)
                                  ASSETS

Current assets:
    Cash and cash equivalents ..............................................     $ 13,884      $ 17,665
    Marketable securities at fair market value .............................        1,956         3,073
    Accounts receivable, less allowance for doubtful accounts of $1,985 and $3,455 at June 30, 2001 and September 30, 2000,
     respectively ..........................................................        8,305        16,218
    Prepaid expenses and other current assets ..............................        2,354         4,465
                                                                                 --------      --------
        Total current assets ...............................................       26,499        41,421

  Property and equipment, net ..............................................       13,856        16,574
  Capitalized software development costs, net ..............................        1,554         5,569
  Goodwill and other intangible assets, net ................................          391         5,327
  Other assets .............................................................        2,358         2,358
                                                                                 --------      --------
        Total assets .......................................................     $ 44,658      $ 71,249
                                                                                 ========      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
    Accounts payable .......................................................     $  4,026      $  6,836
    Accrued expenses .......................................................       13,629        14,293
    Income taxes payable ...................................................          618           441
    Lease obligation, short-term portion ...................................          227            71
    Deferred revenue .......................................................       29,436        35,273
                                                                                 --------      --------
        Total current liabilities ..........................................       47,936        56,914
                                                                                 --------      --------

  Lease obligation, long-term portion ......................................          576           291
  Deferred revenue .........................................................        2,456         1,381
  Other long-term liabilities ..............................................           --         1,000
                                                                                 --------      --------
        Total liabilities ..................................................       50,968        59,586

  Common stock, $0.01 par value; authorized 40,000 shares, issued 13,365 and
  12,927 shares at June 30, 2001 and September 30, 2000,
  respectively .............................................................          134           129
  Additional paid-in capital ...............................................       38,910        38,327
  Accumulated deficit ......................................................      (44,815)      (26,876)
  Deferred stock based compensation ........................................         (401)           --
  Accumulated other comprehensive income (loss) ............................         (138)          293

  Less: treasury stock at cost, 43 shares at
   September 30, 2000 ......................................................           --          (210)
                                                                                 --------      --------
        Total stockholders' equity (deficit) ...............................       (6,310)       11,663
                                                                                 --------      --------
        Total liabilities and stockholders' equity (deficit) ...............     $ 44,658      $ 71,249
                                                                                 ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                             INFINIUM SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                               ------------------          -----------------
                                                    JUNE 30,                    JUNE 30,
                                                    --------                    --------
                                               2001          2000          2001          2000
                                             --------      --------      --------      --------
Revenue:
  Software license fees ................     $  1,319      $  5,132      $  8,096      $ 13,442
  Services revenue .....................       15,403        16,780        50,550        54,577
                                             --------      --------      --------      --------
      Total revenue ....................       16,722        21,912        58,646        68,019
                                             --------      --------      --------      --------

Operating costs and expenses:
  Cost of software license fees ........        4,782         1,752         7,429         4,887
  Cost of services .....................        6,437         8,267        20,360        26,121
  Research and development .............        4,689         6,139        12,555        15,785
  Sales and marketing ..................        7,291        13,620        23,475        31,173
  General and administrative ...........        8,268         4,842        13,727        10,673
                                             --------      --------      --------      --------
      Total operating costs and expenses       31,467        34,620        77,546        88,639
                                             --------      --------      --------      --------

Loss from operations ...................      (14,745)      (12,708)      (18,900)      (20,620)

Other income (loss), net ...............          (12)          295           298         1,073
                                             --------      --------      --------      --------
Loss before benefit from income taxes...      (14,757)      (12,413)      (18,602)      (19,547)
Benefit from income taxes ..............         (817)       (4,215)         (817)       (6,640)
                                             --------      --------      --------      --------
Net loss ...............................     $(13,940)     $ (8,198)     $(17,785)     $(12,907)
                                             ========      ========      ========      ========

Basic and diluted loss per share .......     $  (1.08)     $  (0.64)     $  (1.38)     $  (1.02)
                                             ========      ========      ========      ========

Weighted average number of common shares
 outstanding-basic and diluted..........       12,950        12,838        12,920        12,596
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

                             INFINIUM SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                             -----------------
                                                                                  JUNE 30,
                                                                                  --------
                                                                             2001          2000
                                                                           --------      --------
Cash flows from operating activities:
  Net loss ...........................................................     $(17,785)     $(12,907)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
  Depreciation and amortization ......................................       10,520         6,228
  Writedown of goodwill and intangibles ..............................        3,590            --
  Allowance for doubtful accounts ....................................       (1,470)       (1,019)
  Loss on disposal of fixed assets ...................................          546            --
  Other operating activities .........................................          411            --
  Changes in operating assets and liabilities, net of effects from the acquisitions of businesses:
      Accounts receivable ............................................        9,313         3,809
      Prepaid expenses and other current assets ......................        2,090        (1,031)
      Other assets ...................................................           --           100
      Accounts payable ...............................................       (2,792)        1,009
      Accrued expenses and other long-term liabilities ...............       (1,183)         (945)
      Income taxes payable ...........................................          179        (6,570)
      Deferred revenue ...............................................       (4,684)       (1,665)
                                                                           --------      --------
        Net cash used in operating activities ........................       (1,265)      (12,991)
                                                                           --------      --------

Cash flows from investing activities:
  Purchase of marketable securities ..................................       (3,633)       (4,148)
  Sale of marketable securities ......................................        4,025        24,007
  Purchase of property and equipment .................................         (840)       (8,210)
  Capitalized software ...............................................       (2,075)       (1,290)
  Acquisitions of businesses, net of cash acquired ...................           --        (4,575)
                                                                           --------      --------
        Net cash provided by (used in) investing activities ..........       (2,523)        5,784
                                                                           --------      --------

Cash flows from financing activities:
 Payments on capitalized lease obligations ...........................          (62)           --
 Proceeds from exercise of stock options and employee stock
   purchase plan .....................................................           69         1,750
                                                                           --------      --------
        Net cash provided by  financing activities ...................            7         1,750
                                                                           --------      --------

Effect of foreign exchange rate changes on cash and cash
  equivalents ........................................................           --           132
                                                                           --------      --------
Net decrease in cash and cash equivalents ............................       (3,781)       (5,325)
                                                                           --------      --------
Cash and cash equivalents, beginning of period .......................       17,665        23,099
                                                                           --------      --------
Cash and cash equivalents, end of period .............................     $ 13,884      $ 17,774
                                                                           ========      ========

Non-cash investing and financing activities:
  Assets acquired under capital leases................................     $    298      $     --





   The accompanying notes are an integral part of the consolidated financial statements.

                             INFINIUM SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The information at June 30, 2001 and 2000 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine month periods ended June 30, 2001 are not necessarily indicative of operating results for the full fiscal year.

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

         No shares were repurchased by the Company during the three and nine month periods ended June 30, 2001 under either of the repurchase plans. The Company reissued 366,000 shares which had been purchased under the February 1998 Plan during the fiscal year ended September 30, 2000. No shares were reissued during the three month period ended June 30, 2001.

3.       COMPREHENSIVE LOSS

         The table below sets forth comprehensive income and loss as defined by Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, for the three and nine month periods ended June 30, 2001 and 2000:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                               ------------------          -----------------
                                                    JUNE 30,                    JUNE 30,
                                                    --------                    --------
                                               2001          2000          2001          2000
                                             --------      --------      --------      --------
Net loss                                     $(13,940)     $ (8,198)     $(17,785)     $(12,907)
Other comprehensive income (loss):
Foreign currency translation adjustments           31            94            59            27
  Unrealized gain (loss) on investments,
  net of related tax effect:                       31          (242)         (490)          253
                                             --------      --------      --------      --------

  Comprehensive loss                         $(13,878)     $ (8,346)     $(18,216)     $(12,627)
                                             ========      ========      ========      ========

                             INFINIUM SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

4.       NET LOSS PER COMMON SHARE

         The Company computes basic and diluted earnings per share in accordance with SFAS 128, Earnings per Share. The following table reconciles the numerator and denominator of the basic and diluted loss per share computations shown in the Consolidated Statement of Operations.

         As per generally accepted accounting principles, the computation of net loss per share is based on the weighted average basic and diluted shares outstanding. The computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2001 and 2000 is as follows:

                                            THREE MONTHS                 NINE MONTHS
                                            ------------                 -----------
                                                ENDED                       ENDED
                                                -----                       -----
                                               JUNE 30,                    JUNE 30,
                                               --------                    --------
                                          2001          2000          2001          2000
                                        --------      --------      --------      ----------
(in thousands)
BASIC AND DILUTED LOSS PER SHARE:
Numerator:
Net loss:                               $(13,940)     $ (8,198)     $(17,785)     $  (12,907)
                                        ========      ========      ========      ==========

Denominator:
  Common shares outstanding-basic         12,950        12,838        12,920          12,596
Dilutive options:                             --            --            --              --
                                        --------      --------      --------      ----------
  Common shares outstanding-diluted       12,950        12,838        12,920          12,596
                                        ========      ========      ========      ==========
  Basic and diluted loss per share      $  (1.08)     $  (0.64)     $  (1.38)     $    (1.02)
                                        ========      ========      ========      ==========


         Options to purchase 0 and 44,000 shares of common stock outstanding for the three month period ended June 30, 2001 and 2000, respectively, and 32,000 and 224,000 shares for the nine months ended June 30, 2001 and 2000, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. Also excluded from the calculation of diluted net loss per share were 400,000 shares of unvested restricted stock as the effect of their inclusion would have been anti-dilutive. Total options outstanding were 2,679,000 and 3,063,000 for the period ended June 30, 2001 and 2000.

                             INFINIUM SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

5.       SEGMENT INFORMATION AND GEOGRAPHIC AREAS

         The following table presents a summary of operating information for the three and nine month periods ended June 30, 2001 and 2000:

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                       ------------------          -----------------
                                            JUNE 30,                    JUNE 30,
                                            --------                    --------
                                       2001          2000          2001          2000
                                     --------      --------      --------      --------
Revenue:
  North American operations:
    Infinium                          $ 13,372      $ 18,083      $ 47,192      $ 57,953
    Cort payroll unit                      939         1,530         4,031         3,753
    ASP                                    802            21         1,816            21
                                      --------      --------      --------      --------
  Total North American operations       15,113        19,634        53,039        61,727
  International operations               1,609         2,278         5,607         6,292
                                      --------      --------      --------      --------
    Total                             $ 16,722      $ 21,912      $ 58,646      $ 68,019
                                      ========      ========      ========      ========

Operating loss:
  North American operations:
    Infinium                          $(10,213)     $ (6,065)     $ (9,466)     $ (9,571)
    Cort payroll unit                     (565)         (165)         (903)       (1,140)
    ASP                                 (1,066)       (4,667)       (4,428)       (5,439)
                                      --------      --------      --------      --------
  Total North American operations      (11,844)      (10,897)      (14,797)      (16,150)
  International operations              (2,901)       (1,811)       (4,103)       (4,470)
                                      --------      --------      --------      --------
    Total                             $(14,745)     $(12,708)     $(18,900)     $(20,620)
                                      ========      ========      ========      ========


         The following table summarizes identifiable assets by business segment as of June 30, 2001 and September 30, 2000:

                                                        JUNE 30,      SEPTEMBER 30,
                                                        --------      -------------
                                                          2001            2000
                                                         -------         -------
Identifiable assets:
  North American operations:
    Infinium                                             $34,309         $57,519
    Cort payroll unit                                        980           1,902
    ASP                                                    6,687           7,211
                                                         -------         -------
  Total North American operations                         41,976          66,632
  International operations                                 2,682           4,617
                                                         -------         -------
    Consolidated                                         $44,658         $71,249
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

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitized transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not anticipate that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company has not assessed the impact, if any, that this statement will have on its financial statements.

7.       EXECUTIVE COMPENSATION

         On October 4, 2000, the Company issued 200,000 options to purchase the Company's common stock to an executive of the Company at a price of $2.25 per share. The difference between the market value and the exercise price of the options is recorded as deferred stock-based compensation in the stockholders' equity section of the balance sheet and is amortized over the vesting period of two years. For the three and nine month periods ended June 30, 2001, the Company recorded $8 and $32, respectively, of expense associated with this transaction.

8.       ISSUANCE OF RESTRICTED STOCK

         On January 10, 2001, the Company instituted a Stock Option Exchange Program (the Program). Under the provisions of the Program, employees were allowed to exchange any of their stock options for shares of restricted stock on January 31, 2001, in general, at a rate of three options for each share of restricted stock. At January 31, 2001, the Company issued approximately 179,000 shares and cancelled approximately 537,000 options. At the close of business on January 31, 2001, the share price of the Company's stock was $2.13 per share. On February 9, 2001, additional restricted stock grants of 225,000 shares were awarded to

                             INFINIUM SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

executive management and an additional 16,000 and 10,000 restricted stock grants were awarded to other employees on January 22, 2001 and March 12, 2001, respectively. The fair market value of the Company's stock was $1.50 per share at the close of business on January 22, 2001 and $1.94 and $1.75 per share at the close of business on February 9, 2001 and March 12, 2001, respectively. The cost of the Program was $382, and the cost of the additional restricted stock grants was $436 for the awards to executive management and $42 for the awards to other employees. The combined cost of these events approximates $860, which will be amortized over the vesting period of the restricted stock grants, which range from 21 to 24 months. During the quarter ended June 30, 2001, the Company recognized $40 in expense for the Program, $18 in expense for executive management, and $12 for the grants to other employees. During the nine months ended June 30, 2001, the Company recognized $75 in expense for the Program, $54 in expense for executive management, and $15 for the grants to other employees.

9.       RESTRUCTURING AND OTHER SPECIAL ITEMS

         On June 13, 2001 the Company announced a plan to reduce its workforce as part of a continued company-wide cost-cutting effort. As a result of this action, 107 employees were involuntary terminated, representing 22% of the Company's workforce. Severance costs and related employee termination benefit costs of $1,813 associated with these terminations have been recorded as a restructuring charge in the third quarter of fiscal year 2001. These costs have been included in the Company's consolidated statement of operations as follows, based on employee function:

Cost of services               $  384
Research and development          536
Sales and marketing               606
General and administrative        287
                               ------
  Total                        $1,813
                               ======

         As of June 30, 2001, the Company had paid out $266 to terminated employees, leaving an accrued liability balance of $1,547 associated with the reduction in workforce. The remaining liability will be paid out through the second quarter of fiscal year 2002.

         In addition to the above amounts, the Company recorded severance and benefits costs of $873 associated with the termination of three executives of the Company. Of this total charge, $546 was recorded as sales and marketing expense and $327 was recorded as general and administrative expense in the Company's consolidated statement of operations. As of June 30, 2001, $220 had been paid out to the former executives, leaving an accrued liability balance of $653. The remaining balance will be paid out through the third quarter of fiscal year 2002.

         As part of the restructuring plan, the Company consolidated certain facilities. This consolidation led to the write-off of fixed assets in the amount of $546 and the establishment of additional reserves for future lease obligation payments totaling $841. These charges have been recorded in general and administrative expense. As of June 30, 2001, the Company had accrued liabilities of $841 associated with the consolidation of these facilities. Additionally, $177 was recorded for non-facilities leases and other administrative costs associated with the restructuring.

                             INFINIUM SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

10.      IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews long-lived assets, including goodwill for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If an impairment is indicated, the asset is written down to its estimated fair value. During the third quarter of fiscal year 2001, the Company wrote down $4,684 of impaired long-lived assets associated with the acquisition of Dexton, which was comprised of $721 of goodwill, $2,345 of intangibles, and $1,618 of acquired technology. Additionally, $525 of goodwill associated with the acquisition of iT-Soft was written off. Based on the declining historical and forecasted operating results of Dexton and iT-Soft the estimated value of these assets to the Company has decreased. Based on the Company's expectation of future undiscounted net cash flows, these assets have been written down to their net realizable value. All of the above charges have been recorded in general and administrative expenses, with the exception of acquired technology, which has been recorded in cost of software license fees. It is reasonably possible that the Company may incur additional impairment charges for long-lived assets in future reporting periods.

11.      CHANGE IN ESTIMATED USEFUL LIFE OF CAPITALIZED SOFTWARE

         At the beginning of the third quarter of fiscal year 2001, the Company determined that, because of a declining sales environment for certain of its products and faster production of product updates, capitalized software development costs of $5,741 on the balance sheet as of March 31, 2001 should be amortized prospectively over 18 months as opposed to the three-year life previously used. This resulted in additional amortization expense of $2,318 for the three and nine months ended June 30, 2001.

12.      SUBSEQUENT EVENT

         On July 13, 2001, the Company filed a report on Form 8-K reporting the approval of the Company's application to transfer its securities to the Nasdaq SmallCap Market.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

         The following table sets forth the Company's consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the three months ended June 30, 2001 and 2000:

                                                THREE MONTHS ENDED JUNE 30,
                                                ---------------------------
                                             % OF TOTAL               % OF $
                                               REVENUE               INCREASE
                                               -------              (DECREASE)
                                           2001       2000         2000 TO 2001
                                           ----       ----         ------------
Revenue:
  Software license fees ..............        8%        23%           (74)%
  Services revenue ...................       92         77             (8)
                                           ----       ----
    Total revenue ....................      100        100            (24)
                                           ----       ----
Operating costs and expenses:
  Cost of software license fees ......       29          8            173
  Cost of services ...................       38         38            (22)
  Research and development ...........       28         28            (24)
  Sales and marketing ................       44         62            (46)
  General and administrative .........       49         22             71
                                           ----       ----
    Total operating costs and expenses      188        158             (9)
                                           ----       ----
Loss from operations .................      (88)       (58)            16
Other income (loss), net .............        0          1           (104)
                                           ----       ----
Loss before benefit from
  income taxes .......................      (88)       (57)            19
Benefit from income
  taxes ..............................       (5)       (20)           (81)
                                           ----       ----
Net loss .............................      (83)%      (37)%           70%
                                           ====       ====

         REVENUE. Total revenue declined $5.2 million, or 24%, from $21.9 million for the quarter ended June 30, 2000 to $16.7 million for the quarter ended June 30, 2001. Software license fees decreased from $5.1 million for the quarter ended June 30, 2000 to $1.3 million for the quarter ended June 30, 2001. This decrease reflects a slowdown in general technology spending. Services revenue, comprised of maintenance fee revenue, consulting services revenue and revenue derived from ASP-related services, declined 8%, from $16.8 million for the quarter ended June 30, 2000 to $15.4 million for the quarter ended June 30, 2001. This decrease was due primarily to a decrease in demand for the Company's consulting service offerings due to lower software license sales. The components of service revenue are as follows:

                                               THREE MONTHS ENDED JUNE 30,
                                               ---------------------------
                                          (in thousands,             % decrease
                                          except % data)
                                         2001        2000           2000 TO 2001
                                        -------     -------         ------------
        Maintenance fee revenue         $ 9,814     $10,321              (5)%
        Consulting services revenue       4,787       6,438             (26)
        ASP revenue                         802          21              NM
                                        -------     -------
          Total services revenue        $15,403     $16,780              (8)%
                                        =======     =======

         COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sale of third party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees increased 173%, from $1.8 million for the quarter ended June 30, 2000 to $4.8 million for the quarter ended June 30, 2001. This increase in dollar amount is mainly due to charges of $2.3 million associated with the change in the estimated life of capitalized software and $1.6 million associated with the write-off of purchased software. Excluding these charges, cost of software license fees decreased 52% from $1.8 million for the quarter ended June 30, 2000 to $847 thousand for the quarter ended June 30, 2001. This decrease in dollar amount is mainly due to a $444 thousand decrease in third party royalties, and a $215 thousand decrease in reproduction and shipping costs combined with a $188 thousand decrease in capitalized software amortization. Including these charges, cost of software license fees as a percentage of software license fee revenue increased from 34% for the quarter ended June 30, 2000 to 363% for the quarter ended June 30, 2001. Excluding these charges, cost of software license fees as a percentage of software license fee revenue was 64% for the quarter ended June 30, 2001.

         COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of the Company's software products and costs related to the ASP line of business. Cost of services decreased 22%, from $8.3 million for the quarter ended June 30, 2000 to $6.4 million for the quarter ended June 30, 2001. The decrease in the dollar amount is due to a decrease in third party consulting expenses, lower internal consulting expenses associated with reduced headcount, and additional cost savings as a result of lower support levels due to the termination of support for discontinued products. These reductions were partially offset by current period severance costs of $384 thousand. Cost of services as a percentage of service revenue was 49% and 42% for the quarters ended June 30, 2000 and 2001, respectively.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities overhead, computer and communications overhead, and third party contractor costs. Research and development costs are reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses decreased 24% from $6.1 million for the quarter ended June 30, 2000 to $4.7 million for the quarter ended June 30, 2001. Research and development expense as a percentage of total revenue was 28% for the quarters ended June 30, 2000 and 2001. The decrease in dollar amount is due to personnel reductions and general company wide cost rollback measures, combined with a $350 thousand increase in capitalized software development costs. These reductions were partially offset by current period severance costs of $536 thousand.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses decreased 46% from $13.6 million for the quarter ended June 30, 2000 to $7.3 million for the quarter ended June 30, 2001. The decrease in sales and marketing expense is due to lower commission expense due to lower sales volume and lower marketing and sales costs due to a company wide emphasis on expense reduction. Contributing to this decrease were non-recurring significant start-up marketing expenses associated with the ASP business which were initiated in the quarter ended June 30, 2000. Sales and marketing expense as a percentage of total revenue was 62% and 44% for the third quarters of fiscal year 2000 and fiscal year 2001, respectively.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel as well as provisions for doubtful accounts, insurance, investor relations and professional service fees. General and administrative expenses increased 71% from $4.8 million for the quarter ended June 30, 2000 to $8.3 million for the quarter ended June 30, 2001. General and administrative expense as a percentage of total revenue was 22% and 49% for the third quarters of fiscal year 2000 and fiscal year 2001, respectively. The increase in dollar amount was primarily due to one-time charges of $5.8 million recorded in the third quarter of fiscal year 2001, comprised of the following: $614 thousand associated with the Company's reduction in work force, $3.6 million associated with the write-off of goodwill and intangibles, and $1.6 million associated with the write-off of fixed assets and the consolidation of unutilized facilities. Exclusive of these one-time charges, general and administrative expense decreased 48% from $4.8 million for the quarter ended June 30, 2000 to $2.5 million for the quarter ended June 30, 2001. This decrease is primarily due to savings associated with the Company's reduced headcount.

         BENEFIT FROM INCOME TAXES. The provision for federal, state, and foreign income tax for the quarter ended June 30, 2000 resulted in a tax benefit of $4.2 million, representing an effective income tax benefit of 34% for the quarter. During the third quarter of fiscal 2001, the Company recorded tax benefits of $817 thousand primarily as a result of the favorable resolution of a potential tax liability.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

         The following table sets forth the Company's consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the nine months ended June 30, 2001 and 2000:

                                                        NINE MONTHS ENDED JUNE 30,
                                                        --------------------------
                                                     % OF TOTAL                % OF $
                                                      REVENUE                 INCREASE
                                                      -------                (DECREASE)
                                                  2001        2000          2000 TO 2001
                                                  ----        ----          ------------
Revenue:
  Software license fees ....................        14%         20%             (40)%
  Services revenue .........................        86          80               (7)
                                                  ----        ----
    Total revenue ..........................       100         100              (14)
                                                  ----        ----
Operating costs and expenses:
  Cost of software license fees ............        13           7               52
  Cost of services .........................        35          38              (22)
  Research and development .................        21          23              (20)
  Sales and marketing ......................        40          46              (25)
  General and administrative ...............        23          16               29
                                                  ----        ----
    Total operating costs and expenses .....       133         130              (13)
                                                  ----        ----
Loss from operations .......................       (33)        (30)              (8)
Other income (loss), net ...................         1           1              (72)
                                                  ----        ----
Loss before benefit from income taxes ......       (32)        (29)              (5)
Benefit from income taxes ..................        (1)        (10)             (88)
                                                  ----        ----
Net loss ...................................       (31)%       (19)%             38%
                                                  ====        ====

         REVENUE. Total revenue declined $9.4 million, or 14%, from $68.0 million for the nine months ended June 30, 2000 to $58.6 million for the nine months ended June 30, 2001. Software license fees declined $5.3 million from $13.4 million for the nine months ended June 30, 2000 to $8.1 million for the nine months ended June 30, 2001. The Company believes that this decrease reflects a slowdown in general technology spending. Services revenue, comprised of maintenance fee revenue, consulting services revenue and revenue derived from ASP-related services, declined 7%, from $54.6 million for the nine months ended June 30, 2000 to $50.6 million for the nine months ended June 30, 2001. This decrease was due primarily to a decrease in demand for the Company's consulting service offerings due to lower software license sales. In addition, $548 thousand of services revenue related to discontinued products was recorded in the nine months ended June 30, 2000. The components of service revenue are as follows:

                                              NINE MONTHS ENDED JUNE 30,
                                              --------------------------
                                         (in thousands,             % Decrease
                                         except % data)
                                        2001        2000           2000 TO 2001
                                       -------     -------         ------------
       Maintenance fee revenue         $30,970     $32,082              (3)%
       Consulting services revenue      17,764      22,474             (21)%
       ASP revenue                       1,816          21              NM
                                       -------     -------
         Total services revenue        $50,550     $54,577              (7)%
                                       =======     =======

         COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of royalties on the sale of third-party products, amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees increased 52%, from $4.9 million for the nine months ended June 30, 2000 to $7.4 million for the nine months ended June 30, 2001. This increase in dollar amount is mainly due to charges of $2.3 million associated with the change in the estimated life of capitalized software and $1.6 million associated with the write-off of purchased software. Excluding these charges, cost of software license fees decreased 29% or $1.4 million. This decrease is due mainly to a $512 thousand decrease in third-party royalties and a $578 thousand decrease in shipping and reproduction costs combined with a $303 thousand decrease in capitalized software amortization costs. Including these charges, cost of software license fees as a percentage of software license fee revenue increased from 36% for the nine months ended June 30, 2000 to 92% for the nine months ended June 30, 2001. Excluding these charges, cost of software license fees as a percentage of software license fee revenue was 43% for the nine months ended June 30, 2001.

         COST OF SERVICES. Cost of services consists of costs to provide product and technical support, consulting services and training services to licensees of the Company's software products and costs related to the ASP line of business. Cost of services decreased 22%, from $26.1 million for the nine months ended June 30, 2000 to $20.4 million for the nine months ended June 30, 2001. The decrease in the dollar amount is due to lower third-party consulting expenses, lower internal consulting expenses associated with reduced headcount and additional cost savings as a result of lower support levels due to the termination of support for discontinued products. These reductions were partially offset by current period severance costs of $384 thousand. Cost of services as a percentage of services revenue was 48% and 40% for the nine months ended June 30, 2000 and 2001, respectively.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities overhead, computer and communications overhead, and third party contractor costs. Research and development costs are reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses decreased 20% from $15.8 million for the nine months ended June 30, 2000 to $12.6 million for the nine months ended June 30, 2001. Research and development expense as a percentage of total revenue was 23% for the nine months ended June 30, 2000 and 21% for the nine months ended June 30, 2001. The decrease in dollar amount is due to an $806 thousand increase in capitalized software combined with a reduction in personnel costs and the fact that the Company is using fewer third party development contractors than in the previous year.These reductions were partially offset by current period severance costs of $536 thousand.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses decreased 25% from $31.2 million for the nine months ended June 30, 2000 to $23.5 million for the nine months ended June 30, 2001. The decrease in sales and marketing expense is due mainly to lower sales costs occurring as a result of the reduced headcount and the fact that fiscal year 2000 costs were impacted by startup marketing expenses associated with the Company's ASP operations. Also contributing to the decrease is lower marketing costs as a result of a company-wide emphasis on cost reduction in fiscal year 2001. Sales and marketing expense as a percentage of total revenue was 46% and 40% for the first nine months of fiscal year 2000 and fiscal year 2001, respectively.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel as well as provisions for doubtful accounts, insurance, investor relations and outside professional fees. General and administrative expenses increased 29% from $10.7 million for the nine months ended June 30, 2000 to $13.7 million for the nine months ended June 30, 2001. The increase in dollar amount was primarily due to one time charges of $5.8 million comprised of the following: $614 thousand associated with the Company's reduction in work force, $3.6 million associated with the write-off of goodwill and intangibles, and $1.6 million associated with the write-off of fixed assets and lease obligations. Excluding these one-time charges, general and administrative expenses decreased 25% to $8.0 million for the nine months ended June 30, 2001. The decrease is primarily due to cost savings associated with the Company's reduced headcount and overall cost-cutting measures which the Company instituted in the third quarter of fiscal year 2001. Including one-time charges, general and administrative expense as a percentage of total revenue was 16% for the first nine months of fiscal year 2000 and 23% for the first nine months of fiscal year 2001. Excluding one-time charges, general and administrative expenses as a percentage of total revenue was 14% for the nine months ended June 30, 2001.

         BENEFIT FROM INCOME TAXES. The provision for federal, state, and foreign income taxes for the nine months ended June 30, 2000 resulted in a tax benefit of $6.6 million, representing an effective income tax rate of 34%. During the third quarter of fiscal 2001, the Company recorded tax benefits of $817 thousand primarily as a result of the favorable resolution of a potential tax liability. During the fourth quarter of fiscal 2000, the Company established a full valuation allowance for its deferred tax assets. This allowance was established in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The Company will continue to assess the valuation of the deferred tax asset each quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company had cash, cash equivalents and marketable securities of $15.8 million resulting from a decrease of cash, cash equivalents and marketable securities of $4.9 million during the first nine months of fiscal year 2001. Operating activities used $1.3 million, $2.1 million was used to fund capitalized software and $840 thousand was used for purchases of property, computers and equipment.

         In July 2000, the Company entered into an agreement with a major financial institution for a $3.0 million line of credit. During the last twelve months, no borrowings were made against this line of credit. This agreement was subject to renewal on July 31, 2001 and subsequently was not renewed. In August 2001, the Company signed a commitment letter with a different financial institution for a $3.0 million line of credit. At this time, there are no borrowings against this line of credit.

         Days sales outstanding ("DSO") decreased to 43 days at June 30, 2001 compared to 58 days at September 30, 2000. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next. The decrease in DSO is primarily due to increased collection efforts during the nine months ended June 30, 2001.

         Deferred revenue decreased $4.8 million, from $36.7 million at September 30, 2000 to $31.9 million at June 30, 2001. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component of revenue due to lower customer bookings during the first nine months of fiscal 2001.

         The Company believes that cash, cash equivalents and marketable securities on hand and cash flows from operations will be sufficient to fund its operations at least through the third quarter of fiscal 2002. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, or in the event the Company uses cash in excess of cash generated by operations, the Company anticipates that its operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing, although there are no assurances that such financing will be obtained.

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not anticipate that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company has not assessed the impact, if any, that this statement will have on its financial statements.

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

INTEREST RATE RISK

         The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. The Company's investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments (primarily in high grade municipal notes). At June 30, 2001, the fair value of the Company's short-term investments approximated market value.

FOREIGN CURRENCY RISK

         The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. In the nine month period ended June 30, 2001, the net impact of foreign currency changes was not material.

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

             Not applicable

    Item 5.  Other Information

             Not applicable

    Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits

                 None

             (b) Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                 The Company filed a report on Form 8-K on July 13, 2001 reporting the approval of the Company's application to transfer its securities to the Nasdaq SmallCap Market.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, Infinium Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated  August 10, 2001

                                       INFINIUM SOFTWARE, INC.
                                       by:

                                       /s/ William B. Gerraughty, Jr.
                                       ------------------------------
                                       William B. Gerraughty, Jr.
                                       Chief Financial Officer