Form 10-K
period 2001-09-30
INFINIUM SOFTWARE INC
filed 2001-12-21
CIK 1002044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) of the securities exchange act of 1934

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27030

                            INFINIUM SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                    04-2734036
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

            25 COMMUNICATIONS WAY,                                 02601
                 HYANNIS, MA                                     (Zip Code)
   (Address of principal executive office)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (508) 778-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.01
                                (Title of class)
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price of such stock as reported on the Nasdaq Small Cap Market on December 12, 2001, was $17,704,334.

     As of December 12, 2001, 13,514,759 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified information in the registrant's definitive proxy statement for its Annual Meeting of Stockholders which is currently expected to be held on February 8, 2002, to be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS

     All statements contained in this Form 10-K that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain debt, equity or other financing, and the Company's ability to generate cash from operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties, as more fully described herein. These statements are made pursuant to the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described in the forward looking statements.

OVERVIEW

     Infinium Software, Inc. (the Company or Infinium) develops, markets, implements and maintains enterprise-level business software applications, which are optimized for the IBM eServer iSeries (formerly the IBM AS/400), for organizations with revenues generally in the range of $25 million to $2 billion. These applications automate the human resources management, payroll, financial management, customer relationship management and materials management functions of organizations in a variety of industries worldwide including: hospitality and gaming, manufacturing, healthcare, retail, financial services, transportation and distribution. The Company also offers a comprehensive software solution designed exclusively for the unique requirements of process manufacturers. In addition to the applications optimized for the IBM platform, the Company also offers human resources and payroll software for the Microsoft Windows NT platform through its AdvaNTage Business Unit. The Company's IBM and NT software can both be deployed over intranets and the Internet.

     During fiscal year 2001, under the leadership of a new Chief Executive Officer and President hired in February 2001, the Company reassessed its business and established short term goals for fiscal 2001, which included stabilizing the Company, focusing on its core competencies, improving the profitability of the Company and preserving the Company's cash. As a part of these efforts, the Company significantly reduced the Company's costs in the third and fourth quarters of fiscal 2001.

     The Company's revenue is primarily derived from two sources: software license fees and services revenue. Software license fees include revenue from non-cancelable software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products marketed and/or distributed by the Company. The Company's service revenue is comprised of software maintenance fees, fees for consulting and training services and fees for the Application Services Provider business (the
ASP).

     Revenues from the Company's ASP business consist of monthly fees from ongoing services, including hosting, and are recognized daily as earned over the contract term, which is typically three years. The monthly fee for application services is typically fixed for the life of the contract, but subject to increases in the event a customer requires additional applications, increases its number of users or increases frequency of use. In September 2001, the Company decided to discontinue its ASP operations because it did not present an opportunity for timely profitability. As a result, the aforementioned revenues are incorporated within the loss from operations of the ASP segment in the accompanying financials.

SOFTWARE SOLUTIONS

  IBM ISERIES SOFTWARE AND MODULES:

HUMAN RESOURCES/PAYROLL

Human Resources
Payroll
Training Administration
Flexible Benefits
Infinium Benefits Self-service
Infinium Manager Self-service
Infinium Employee Self-service
Infinium HR Self-service

CUSTOMER RELATIONSHIP MANAGEMENT

Sales Force Automation
Marketing Automation
Customer Service and Support Automation
Analytics and Reporting

MATERIALS MANAGEMENT

Purchase Management
Inventory Control
Electronic Exchange
Infinium Purchase and Order Self-service
FINANCIAL MANAGEMENT

General Ledger
Payables Ledger
Accounts Receivable
Fixed Assets
Purchase Management
Payables Exchange
Currency Management
Project Accounting
Infinium Invoice Matching Self-service
Global Taxation
Income Reporting

PROCESS MANUFACTURING

Manufacturing Control
Formula Management
Advanced Planning
Regulatory Management
Laboratory Analysis
Order Processing

     Infinium's IBM e-Server i-Series solutions are integrated to provide a comprehensive end-to-end solution for its customers.

     The Company's Infinium Human Resources and Financial Management products provide icon-based user access to the underlying accounting, statistical and performance data through graphical "drag and drop" operations. Infinium Human Resources is a Web-integrated solution with e-business capabilities, such as manager and employee self-service, compensation and benefits management, employee training and career-path tracking, workforce management and line-manager empowerment. Infinium Financial Management is designed with strong internal controls and Web-integrated capabilities include reporting and analysis and self-service options.

     Infinium Customer Relationship Management is a fully-integrated, highly flexible, Web-based solution that supports business relationship management, sales and marketing, and support services with a single, central market database. Infinium Customer Relationship Management offers personal digital assistant capabilities, Web-based information exchange, fast implementation, and zero-maintenance desktop functionality.

     The Infinium Materials Management products include requisitioning, on-line approvals, receiving, and automatic sourcing and integrate closely with the Financial Management product line. The Infinium Materials Management products are often considered an extension of the core financial applications. The Process Manufacturing products cover a full range of formula-based process manufacturing operations and are fully integrated with the Company's Financial Management product line.

  MICROSOFT WINDOWS NT SOFTWARE:

AdvaNTage Human Resources
AdvaNTage Payroll
AdvaNTage Employee Self Service
AdvaNTage e-Resources

     The Infinium AdvaNTage Human Resources system is fully integrated with Infinium AdvaNTage Payroll and provides a complete Human Resources Management tool and an Applicant Tracking Module. Employee Self Service is a Web-enabled solution that plugs into the AdvaNTage Human Resources Management System. Infinium eResources provides a set of Web native solutions that tracks past, present, and future information about an organization's workforce.

CUSTOMER SUPPORT AND SOFTWARE MAINTENANCE

     The Company believes that providing a high level of support to its customers is a critical requirement for customer satisfaction and the long-term success of the Company. The Company believes that it has established a strong history of responsiveness to customer requirements and a high level of support, which has resulted in a loyal customer base.

     Infinium's primary customer support center is located at the Company's headquarters in Hyannis, Massachusetts. The Company also maintains support operations in Bend, Oregon, and in its United Kingdom, and Holland offices, servicing customers outside North America. Infinium also supports its customers in markets where it does not have a direct presence, through authorized distributors.

     In addition to telephone support, the Company offers an electronic support capability, called "Web Link," which is accessible over the Internet. It provides customers access to software release information, software bulletins and updates, tips and techniques information, and ordinary customer support dialogues, 24 hours per day, seven days per week.

     The Company provides its software updates, enhancements and customer support services under an annual maintenance arrangement offered to its customers. Initial maintenance fees are typically based on a percentage of the price of the licensed software.

CONSULTING AND EDUCATION SERVICES

     Infinium's consulting services organization provides the Company's customers with fee-based services, including software implementation assistance, project management, software extension or customization, integration with existing customer software, and similar services. The Company also trains and certifies third-party organizations, such as consulting firms and system integrators, to complement the Company's consulting services operations.

     The Company offers a comprehensive series of fee-based training courses to its customers. Courses can be taken at the Company's headquarters in Hyannis, Massachusetts, at regional training centers, at a customer's site, and over the Internet.

CUSTOMERS

     The Company's software solutions are used by approximately 1,800 customers worldwide. No single customer accounted for 10 percent or more of revenue in fiscal years 1999, 2000, or 2001.

SALES AND MARKETING

     The Company offers its software and services through direct sales and business partner channels throughout the world.

     Regional sales and consulting services offices are located in the following metropolitan areas: Atlanta, Georgia; Las Vegas, Nevada; Chicago, Illinois; Los Angeles, California; Bend, Oregon; London, United Kingdom; Toronto, Canada; and Gouda, Holland. In addition, the Company has authorized resellers that license Infinium software directly to customers. The Company also has an inside sales operation that directs its efforts at the Company's existing customer base. The Company conducts comprehensive marketing programs that include advertising, direct mail, telemarketing, seminars, public relations, trade shows, customer relations and investor relations.

SOFTWARE DEVELOPMENT

     The Company devotes substantial resources to research and development in order to maintain and enhance the competitiveness of its software. The Company maintains multiple research and development operations, located in the following metropolitan areas: Hyannis, Massachusetts; Bend, Oregon; London, United Kingdom; and Gouda, Holland. In addition, the Company uses outsourcing relationships to supplement its internal development resources.

ALLIANCE PROGRAM

     The Company has a comprehensive Alliance Program with consulting, sales, software, and platform partners supporting the Company's software throughout the world. Through this program, the Company seeks to expand its sales channels as well as technology, interoperability and support. The Infinium Alliance Program consists of four categories of partners: Consulting Alliance Partners, Sales Alliance Partners, Software Alliance Partners, and Platform Alliance Partners. The Company is actively seeking to expand its Alliance Program in every category. Alliance members are supported with joint marketing and sales initiatives, trade show opportunities, as well as technology development, training and integration resources.

COMPETITION

     The enterprise business software solutions market is highly competitive and rapidly changing. A number of companies offer software similar to the Company's software and target the same customers as the Company. In addition, a number of companies are planning to offer products over the Internet competitive to the Company's products. The Company believes its ability to compete depends upon many factors within and outside its control, including the timely development and introduction of new software and software enhancements, software functionality, performance, price, reliability, customer service and support, sales and marketing efforts and software distribution. The Company believes that it competes favorably on the basis of each of these factors.

     The Company's primary competitors are presently J.D. Edwards & Company and Lawson Software. The Company believes, however, that competition in its industry is undergoing rapid change and that the barriers to competition between market segments that have previously existed are decreasing. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from these and other emerging companies. Many of the Company's existing and potential competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and have established extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their software than the Company. The Company also expects that competition will increase as a result of software industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     The Company regards certain features of its internal operations, software and documentation as confidential and proprietary, and relies on a combination of contract, copyright, trademark, trade secret and patent laws and other measures to protect its proprietary intellectual property. The Company has filed a patent on certain technology. The Company has no registered patents, and existing copyright laws afford the Company only limited protection. The Company believes that, because of the rapid rate of technological change in the software market, trade secret and copyright protections are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent software enhancements and the timeliness and quality of support services.

     The Company provides its software to customers under non-exclusive, non-transferable licenses. The Company generally licenses its software solely for the customer's internal operations and only on designated computers. In certain circumstances, the Company makes available enterprise-wide licenses. The Company provides source code to its customers for certain software and has escrowed its source code for the benefit of all customers. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

     The Company licenses software from third-parties for use with its software. The Company believes that no such license agreement to which it is presently a party is material and that, if any such license agreement were to terminate for any reason, the Company would be able to obtain a license or otherwise acquire other comparable technology or software on terms that would not be materially adverse to the Company.

EMPLOYEES

     As of September 30, 2001, the Company had 344 full-time-equivalent employees, including 75 in sales and marketing, 86 in software development, 129 in customer support and field services and 54 in administration. The Company's success will depend, in large part, upon its ability to continue to attract and retain qualified employees. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company is headquartered in Hyannis, Massachusetts, where it leases an aggregate of 65,000 square feet of space. Administrative, marketing, product development and customer support operations are located in this Hyannis space. The Company's obligation to lease 65,000 square feet of space in Marlborough, Massachusetts for its discontinued Application Services Provider operations will expire on March 31, 2002 as agreed upon September 26, 2001. The Company leases 12,360 square feet of space in Lexington, Massachusetts, however; the Company is actively attempting to sub-lease the entire square footage of this space. The Company leases approximately 13,000 square feet of space in the London, United Kingdom area for product development, sales and consulting services purposes; 6,150 square feet of the space has been sublet to another company and the Company is actively attempting to sub-lease the remaining space and move to a smaller facility. The Company leases a 6,400 square foot office in the Netherlands for sales, marketing, development and consulting services purposes. The Company leases space in Malaysia for sales, marketing and development purposes. In addition, the Company leases space predominately for use by field operations located in the following metropolitan areas: Atlanta, Georgia; Chicago, Illinois; Los Angeles, California; Las Vegas, Nevada; and Toronto, Canada; the Company is actively attempting to sub-lease portions of its Atlanta, Chicago and Los Angeles offices. Office facilities are also being leased for senior management's use in Middleburg, Virginia. The Infinium AdvaNTage Business Unit located in Bend, Oregon, leases 16,000 square feet of space for support, field operations, training, marketing, and administration for the Company's Infinium AdvaNTage software. The Company believes that its existing facilities are more than adequate to meet current needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 2001, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock formerly traded on the Nasdaq National Market, is now traded on the Nasdaq Small Cap Market under the symbol "INFM." Public trading of the common stock commenced on November 17, 1995, on the Nasdaq National Market under the symbol "SFWR" until February 18, 1997, when the Company changed the corporate name to Infinium Software, Inc. Prior to that time, there was no public market for the Company's common stock. The following table sets forth the high and low closing prices, as reported by Nasdaq, for the periods indicated.

                                                               HIGH       LOW
                                                              -------   -------
FISCAL 2001
  First Quarter.............................................  $ 3.125   $1.1875
  Second Quarter............................................   2.4375    1.2812
  Third Quarter.............................................    1.500     0.950
  Fourth Quarter............................................    1.150     0.630
FISCAL 2000
  First Quarter.............................................  $7.0625   $4.0625
  Second Quarter............................................    8.000    4.9375
  Third Quarter.............................................    6.625     3.000
  Fourth Quarter............................................    4.250     2.250
FISCAL 1999
  First Quarter.............................................  $ 9.000   $ 5.063
  Second Quarter............................................    6.938     3.813
  Third Quarter.............................................    6.125     4.063
  Fourth Quarter............................................    5.813     4.281

     On December 12, 2001, there were approximately 740 holders of record.

     The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA

     Certain prior year amounts have been reclassified to conform with current year's presentation in the following information.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                           ---------------------------------------------------
                                             2001       2000       1999       1998      1997
                                           --------   --------   --------   --------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Software license fees..................  $ 10,363   $ 20,473   $ 32,437   $ 40,704   $29,781
  Services revenue.......................    63,707     72,261     89,568     73,490    56,861
                                           --------   --------   --------   --------   -------
     Total revenue.......................    74,070     92,734    122,005    114,194    86,642
                                           --------   --------   --------   --------   -------
Operating costs and expenses:
  Cost of software license
     fees(1),(6),(7).....................     8,157      7,101     14,518      7,210     5,070
  Cost of services(1)....................    19,304     31,563     40,389     32,330    22,400
  Research and development(1)............    16,165     21,296     19,140     19,071    16,614
  Sales and marketing....................    27,182     36,102     40,135     36,632    30,449
  General and administrative(1),(6)......    16,431     15,620     14,514      9,351     7,336
  Write-off of in-process research and
     development acquired(2).............        --         --         --     11,196     6,846
                                           --------   --------   --------   --------   -------
     Total operating costs and
       expenses..........................    87,239    111,682    128,696    115,790    88,715
                                           --------   --------   --------   --------   -------
Loss from operations.....................   (13,169)   (18,948)    (6,691)    (1,596)   (2,073)
Other income, net(3).....................        22      6,104      2,633      1,744     1,923
                                           --------   --------   --------   --------   -------
Income (loss) from continuing operations
  before provision for (benefit from)
  income taxes...........................   (13,147)   (12,844)    (4,058)       148      (150)
Provision for (benefit from) income
  taxes(3),(8)...........................    (2,284)     6,860     (1,698)        47      (263)
                                           --------   --------   --------   --------   -------
Income (loss) from continuing
  operations.............................   (10,863)   (19,704)    (2,360)       101       113
Discontinued operations:
  Loss from operations of ASP
     segment(4)..........................   (11,658)    (8,112)        --         --        --
  Loss from disposal of ASP segment(5)...    (1,811)        --         --         --        --
                                           --------   --------   --------   --------   -------
Net loss:................................  $(24,332)  $(27,816)  $ (2,360)  $    101   $   113
                                           ========   ========   ========   ========   =======
Earnings (loss) per share:
  Basic earnings (loss) per share from
     continuing operations...............  $  (0.84)  $  (1.56)  $  (0.19)  $   0.01   $  0.01
                                           ========   ========   ========   ========   =======
  Basic and diluted loss per share from
     ASP segment.........................  $  (1.04)  $  (0.64)  $     --   $     --   $    --
                                           ========   ========   ========   ========   =======
  Basic and diluted loss per share,
     net.................................  $  (1.88)  $  (2.20)  $  (0.19)  $   0.01   $  0.01
                                           ========   ========   ========   ========   =======
  Weighted average shares outstanding --
     basic...............................    12,941     12,668     12,421     12,399    11,777
                                           ========   ========   ========   ========   =======
  Weighted average shares outstanding --
     diluted.............................    12,941     12,668     12,421     13,808    12,539
                                           ========   ========   ========   ========   =======

---------------

(1) In fiscal year 1999, the Company incurred expenses of $9.5 million as a result of costs associated with the write-off of discontinued product lines. Of this amount, $6.3 million is included in cost of software license fees, and $3.2 million is included in general and administrative costs (See Note 10 to the consolidated financial statements). In fiscal year 2000, the Company realized operating losses from its discontinued product lines of $5.7 million. Operating expenses of $6.2 million were incurred to provide maintenance and support transition for customers to alternative software platforms and to resolve disputes. Expenses for the discontinued lines recorded in cost of service, research and development, and general and administrative were $1.9 million, $2.1 million, and $2.2 million, respectively.

(2) In connection with the acquisition of Time Open Systems Limited in 1997 and Cort Directions, Inc. in 1998, $6.9 million and $7.8 million, respectively, allocated to in-process research and development had not reached technological feasibility and was charged to operations at the acquisition date. Also in 1998, the Company acquired software code developed by a third-party for $3.4 million and determined that it had not reached technological feasibility. Accordingly, $3.4 million was written-off at the acquisition date, aggregating a write-off of $11.2 million of in-process research and development acquired in 1998.

(3) During the fourth quarter of fiscal year 2000, the Company established a valuation allowance for its deferred tax asset balances, which resulted in a fourth quarter charge of $14.0 million (See Note 15 to the consolidated financial statements). The Company also received the benefit of a $4.9 million legal settlement associated with the defense of its intellectual property (See Note 12 to the consolidated financial statements).

(4) Included in loss from operations of ASP segment is a $6.1 million charge for the write-off of fixed asset balances [(primarily leasehold improvements) (See Note 11 to the consolidated financial statements)].

(5) The Company discontinued its ASP business unit requiring the recognition of a $1.8 million loss on its disposal (See Note 11 to the consolidated financial statements).

(6) During fiscal year 2001, the Company wrote down $4.7 million of impaired long-lived assets associated with the acquisition of Dexton, acquired in January 2000, which was comprised of $721 thousand of goodwill, $2.4 million of intangibles, and $1.6 million of acquired technology. Additionally, $525 thousand and $347 thousand of goodwill associated with the acquisitions of iT-Soft in November 1999 and Cort Directions, Inc. in June 1998, respectively, were written-off. Based on the declining historical and forecasted operating results of Dexton, iT-Soft, and Cort the estimated value of these assets to the Company had decreased and were written down to net realizable value by the Company. All of the above charges have been recorded in general and administrative expenses for fiscal 2001, with the exception of acquired technology, which has been recorded in cost of software license fees (See Note 7 to the consolidated financial statements).

(7) During fiscal year 2001, the Company determined that because of a declining market for certain of its products and faster production of product updates, capitalized software development costs on the balance sheet would be amortized over 18 months as opposed to the three-year life previously used. This resulted in additional amortization expenses of $2.7 million during fiscal year 2001 (See Note 8 to the consolidated financial statements).

(8) During fiscal year 2001, the Company recorded a benefit of $2.3 million, primarily as a result of the favorable resolution of potential tax liabilities.

CONSOLIDATED BALANCE SHEET DATA:

                                                               SEPTEMBER 30,
                                             -------------------------------------------------
                                               2001      2000      1999       1998      1997
                                             --------   -------   -------   --------   -------
                                                              (IN THOUSANDS)
Cash, cash equivalents, and marketable
  securities...............................  $ 15,286   $20,738   $47,212   $ 46,293   $48,319
Total assets...............................    35,297    71,249    93,881    107,982    92,815
Deferred revenue...........................    28,988    36,654    37,807     42,475    36,702
Other long-term liabilities................       524     1,291       343         --        --
Total liabilities..........................    47,977    59,586    58,538     68,351    54,080
Stockholders' equity (deficit).............   (12,680)   11,663    35,343     39,631    38,735

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to statements regarding anticipated future revenue and expense levels and capital requirements, the Company's future product development and marketing plans, the Company's ability to generate cash from operations, and the Company's ability to attract and retain employees, are based on current expectations. These statements are forward-looking in nature, involve a number of risks and uncertainties, as more fully described under "Factors Affecting Future Performance," and are made pursuant to the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described in the forward-looking statements.

OVERVIEW

     Infinium Software, Inc. ("Infinium" or "the Company") develops, markets and supports enterprise-level business software applications and provides software application services. Infinium offers Web-and server-based financial, human resources, supply management, process manufacturing, business analytics and customer relationship management solutions, services, support and deployment options to its customers.

     During fiscal year 2001, under the leadership of a new Chief Executive Officer and President hired in February 2001, the Company reassessed its business and established short term goals for fiscal 2001, which included stabilizing the Company, focusing on its core competencies, improving the profitability of the Company and preserving the Company's cash. As a part of these efforts, the Company dramatically reduced the Company's costs in the third and fourth quarters of fiscal 2001.

     During the third quarter, the Company recorded $11.8 million in one-time charges associated with headcount reductions, facilities consolidations, write-offs of certain fixed assets, goodwill and intangible assets. The headcount reductions included 22 percent of the Company's workforce. During the fourth quarter, the Company decided to discontinue its Application Service Provider ("ASP") business and recorded $7.9 million in charges associated with fixed asset impairment and the costs of disposing this segment. As a result, the accompanying financial statements have been adjusted to reflect the ASP business as a discontinued operation. Also during the fourth quarter, the Company recorded a charge of $1.2 million associated with the restructuring of its AdvaNTage (also known as "Cort") Business Unit, including headcount reductions, and write-offs of goodwill and intangibles.

     The Company recognizes software license fee revenues in accordance with the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition, AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9) and their related interpretations. Revenue from software license fees is recognized when there is evidence of an arrangement, the product has been delivered, fees are fixed or determinable, and collection of the related receivable is deemed probable. Revenues from sales of third party products are recorded net of royalties, in accordance with Emerging Issue Task Force 99-19, Reporting Revenue Gross as a Principle versus Net as an Agent. Generally, the Company's software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. The Companies sales frequently include maintenance contracts and professional services with the sale of its software licenses. The Company has established vendor-specific objective evidence of fair value (VSOE) for its maintenance contracts and professional services, which is determined based upon the prices charged to customers when these elements are sold separately. Maintenance revenues, including those sold with the initial license fee, are deferred based on VSOE, typically determined by the renewal rate of the annual maintenance contract, and recognized ratably over the maintenance contract period. Consulting and training service revenues, including those sold with license fees, are recognized as the services are performed based on their established VSOE. The amount of revenue allocated to the licenses sold with services and/or maintenance is determined using the "residual method" of accounting. Under the residual method, the total value of the arrangement is allocated first to the undelivered elements based on their VSOE with the remainder being allocated to license fees.

     Revenues from the Company's Application Services Provider business consist of monthly fees from ongoing services, including hosting, and are recognized daily as earned over the contract term, which is typically three years. The monthly fee for application services is typically fixed for the life of the contract, but subject to increases in the event a customer requires additional applications, increases its number of users or increases frequency of use. The Company recognizes set-up fees for these arrangements over the expected life of the customer relationship. Recognition of revenue related to these arrangements commences on the date that the customer is able to access and utilize the features and functionality of the applications as intended. In September 2001, the Company decided to discontinue its ASP operations because it did not present an opportunity for timely profitability. As a result, the aforementioned revenues are incorporated within the loss from operations of the ASP segment in the accompanying financials.

YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

     REVENUE. Total revenue, exclusive of revenue associated with discontinued operations, decreased 20 percent, from $92.7 million for the year ended September 30, 2000 to $74.1 million for the year ended September 30, 2001. The decrease was due to the reductions in the Company's consulting services and software license fees.

     Revenue from continuing operations in North America (United States and Canada) decreased 21 percent, from $84.6 million for the year ended September 30, 2000 to $67.0 million for the year ended September 30, 2001. This is representative of 91 percent of total revenue for both fiscal 2000 and fiscal 2001. EMEA (Europe, Middle East and Africa) revenue decreased 22 percent from $7.2 million for the year ended September 30, 2000 to $5.6 million for the year ended September 30, 2001, which was 8 percent of total revenue for both fiscal 2000 and 2001. Other international regions, including Asia Pacific and Latin America, contributed approximately 1 percent of total revenue for both fiscal 2000 and fiscal 2001.

     Software license fee revenue decreased 49 percent, from $20.5 million for the year ended September 30, 2000 to $10.4 million for the year ended September 30, 2001. The Company believes that the decrease was primarily due to the slowdown in technology spending, further complicated by restructuring within the Company.

     Service revenue, exclusive of revenue associated with discontinued operations, decreased 12 percent, from $72.3 million for the year ended September 30, 2000 to $63.7 million for the year ended September 30, 2001. The decrease was primarily attributable to lower software license fee revenue. The following table summarizes the composition and decrease in the Company's service revenue:

                                                          FISCAL YEAR ENDED        % OF $
                                                            SEPTEMBER 30,        (DECREASE)
                                                        ---------------------   -------------
                                                          2001        2000       2000 - 2001
                                                        ---------   ---------   -------------
                                                        (IN THOUSANDS EXCEPT PERCENTAGE DATA)
Software maintenance revenue..........................   $42,783     $42,836         (--)%
Consulting services revenue...........................    20,924      29,425         (29)%
                                                         -------     -------
Total service revenue.................................   $63,707     $72,261         (12)%
                                                         =======     =======

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of amortization expenses related to capitalized software development costs, royalties on the sale of third-party products and the cost of product media, manuals and shipping. Cost of software license fees increased from $7.1 million or 35 percent of software license fees in fiscal 2000, to $8.2 million, or 79 percent of license fees in fiscal 2001. This increase in dollar amount is primarily due to charges of $2.7 million associated with the change in the estimated life of capitalized software and $1.6 million associated with the write-off of purchased software. Excluding these charges, cost of software license fees decreased 46 percent and approximates the reduction in software license fees.

     COST OF SERVICES. Cost of services consists of costs to provide support, implementation, consulting and training services to licensees. Cost of services, exclusive of costs associated with discontinued operations in fiscal 2001 and product lines discontinued in fiscal 2000 ($1.9 million), decreased 35 percent from $29.7 million for the year ended September 30, 2000 to $19.3 million for the year ended September 30, 2001. Cost of services as a percentage of service revenue decreased from 41 percent for the year ended

September 30, 2000 to 30 percent for the year ended September 30, 2001. The decrease is due to lower third-party consulting expenses and lower internal consulting expenses associated with reduced headcount.

     RESEARCH AND DEVELOPMENT. Research and development expenses consists primarily of engineering personnel costs, contractor costs, and related facilities and computers and communications overhead, reduced by capitalized software development costs and research funding. The following table sets forth, for the periods indicated, the relationship between the Company's research and development expenses as recorded on its consolidated statements of operations and its total research and development spending:

                                                              FISCAL YEAR ENDED
                                                                SEPTEMBER 30,
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Research and development expenses...........................  $16,165   $21,296
Capitalized software development costs......................    2,353     1,557
                                                              -------   -------
Research and development spending...........................  $18,518   $22,853
                                                              =======   =======

     Research and development expenses, exclusive of costs associated with discontinued operations, was $21.3 million and $16.2 million for the years ended September 30, 2000 and 2001, respectively. Research and development expenses as a percentage of total revenue was 23 percent for the year ended September 30, 2000 and 22 percent for the year ended September 30, 2001. The Company capitalized $1.6 million for the year ended September 30, 2000 and $2.4 million for the year ended September 30, 2001. Additionally, research and development spending decreased 19 percent from $22.9 million for the year ended September 30, 2000 to $18.5 million for the year ended September 30, 2001. Reductions are primarily associated with reduced headcount. The Company continues to make investments in research and development.

     SALES AND MARKETING. Sales and marketing expenses consists primarily of salaries, commissions, travel, promotional expenses, facilities, and computers and communications overhead costs associated with the Company's sales and marketing efforts. Sales and marketing expenses, exclusive of expenses associated with discontinued operations, decreased 25 percent from $36.1 million for the year ended September 30, 2000 to $27.2 million for the year ended September 30, 2001. Sales and marketing expenses as a percentage of total revenue decreased from 39 percent for the year ended September 30, 2000 to 37 percent for the year ended September 30, 2001. The decrease in expenses as both a dollar amount and percentage was primarily due to lower sales costs from headcount reductions as well as lower marketing costs as a result of the company-wide emphasis on cost reduction in fiscal year 2001.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consists primarily of compensation for executive and administrative personnel, associated facilities, computers and communications overhead, provision for doubtful accounts, amortization of intangible assets, insurance, and outside professional fees. General and administrative expenses, exclusive of expenses associated with discontinued operations, increased 5 percent, from $15.6 million for the year ended September 30, 2000 to $16.4 million for the year ended September 30, 2001. General and administrative expenses as a percentage of total revenue increased from 17 percent for the year ended September 30, 2000 to 22 percent for the year ended September 30, 2001. The increase in general and administrative expenses was primarily due to one-time charges of $6.5 million comprised of the following: $3.9 million associated with the write-off of goodwill and intangibles, $1.6 million associated with the write-off of fixed assets, and lease obligations and $1.0 million associated with the Company's reduction in force and executive terminations. Non-recurring expenses included in general and administrative expenses amounted to $2.2 million during fiscal year 2000. Excluding these one-time charges associated with each fiscal year, general and administrative expenses decreased 26 percent from $13.4 million for the year ended September 30, 2000 to $9.9 million for the year ended September 30, 2001. The decrease is due to cost savings associated with the Company's reduced headcount and overall cost-cutting measures. Excluding these charges, general and administrative expenses as a percentage of total revenue decreased from 14 percent for the year ended September 30, 2000, to 13 percent for the year ended September 30, 2001. As a result of the write-off of goodwill, the Company expects lower future general and administrative expenses.

     OTHER INCOME, NET. Other income, net consists of interest income, interest expenses, foreign currency exchange gains and losses, marketable equity securities gains and losses and a legal settlement. During the fourth quarter of fiscal 2000 the Company recorded a $4.9 million gain associated with a legal settlement in defense of the Company's intellectual property. Other income, net decreased from $6.1 million for the year ended September 30, 2000 to $22,000 for the year ended September 30, 2001. The decrease was primarily attributed to the settlement noted above, lower interest income due to lower cash, lower rates of return available in the market, and marketable securities balances available for investment and foreign exchange losses. Additionally, the Company recorded a charge of $331 thousand to reflect the other than temporary decline in fair value of one of these equity investments below its initial cost basis.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for (benefit from) federal, state and foreign income taxes was $6.9 million and ($2.3) million for the years ended September 30, 2000 and 2001, respectively. The tax benefit recognized for 2001 was primarily a result of the favorable resolution of potential tax liabilities and the release of reserves as a result of increased net operating losses. During fiscal year 2000, the Company established a valuation allowance for its deferred tax assets which resulted in a $14.0 million charge and was primarily responsible for the provision (See Notes 2 and 15 to the consolidated financial statements).

     DISCONTINUED APPLICATION SERVICE PROVIDER BUSINESS. In the fourth quarter of fiscal year 2001, the Company decided to discontinue its ASP business unit. The Company recorded a charge of $1.8 million associated with the disposal of the ASP segment. Additionally, the Company realized operating losses from its discontinued ASP business of $8.1 million and $11.7 million for the years ended September 30, 2000 and 2001, respectively. Included in the loss from operations of the discontinued segment is a $6.1 million charge for the write-off of unrecoverable fixed asset balances.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

     REVENUE. Total revenue, exclusive of revenue associated with discontinued operations, decreased 24 percent, from $122.0 million for the year ended September 30, 1999 to $92.7 million for the year ended September 30, 2000. The decrease was due to the reductions in the Company's consulting services and software license fees.

     Revenue from continuing operations in North America (United States and Canada) decreased 26 percent, from $113.5 million for the year ended September 30, 1999 to $84.6 million for the year ended September 30, 2000. This is representative of 93 percent and 91 percent of total revenue for fiscal 1999 and fiscal 2000, respectively. EMEA (Europe, Middle East and Africa) revenue decreased 12 percent from $8.2 million for the year ended September 30, 1999 to $7.2 million for the year ended September 30, 2000, which was 7 percent and 8 percent of total revenue for fiscal 1999 and 2000, respectively. Other international regions, including Asia Pacific and Latin America, contributed approximately 1 percent of total revenue for both fiscal 1999 and 2000.

     Software license fee revenue decreased 37 percent, from $32.4 million for the year ended September 30, 1999 to $20.5 million for the year ended September 30, 2000. The Company believes that the decrease was primarily due to the elimination of revenues related to discontinued products, potential customers deciding to postpone software acquisitions to focus on their Year 2000 compliance issues in the first quarter of fiscal 2000 and the subsequent slow recovery in the market for the licensing of back office applications.

     Service revenue, exclusive of revenue associated with discontinued operations, decreased 19 percent, from $89.6 million for the year ended September 30, 1999 to $72.3 million for the year ended September 30, 2000. The decrease was primarily attributable to lower software license fee revenue and elimination of Year 2000 consulting services after the first quarter of 2000. The following table summarizes the composition and decrease in the Company's service revenue:

                                                                                   % OF $
                                                          FISCAL YEAR ENDED       INCREASE
                                                            SEPTEMBER 30,        (DECREASE)
                                                        ---------------------   -------------
                                                          2000        1999       1999 - 2000
                                                        ---------   ---------   -------------
                                                        (IN THOUSANDS EXCEPT PERCENTAGE DATA)
Software maintenance revenue..........................   $42,836     $42,153           2%
Consulting services revenue...........................    29,425      47,415         (38)%
                                                         -------     -------         ---
  Total service revenue...............................   $72,261     $89,568         (19)%
                                                         =======     =======         ===

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of amortization expenses related to capitalized software development costs, royalties on the sale of third-party products and the cost of product media, manuals and shipping. Cost of license fees decreased from $14.5 million or 45 percent of software license fees in fiscal 1999, to $7.1 million, or 35 percent of license fees in fiscal 2000. Excluding the 1999 charges related to product discontinuance of $6.3 million (which includes $5.6 million related to the write-off of capitalized purchased software and $700 thousand related to the write-off of prepaid royalties for third-party products sold with the discontinued product line), cost of software license fees decreased 13 percent from $8.2 million for the year ended September 30, 1999 to $7.1 million for the year ended September 30, 2000. Exclusive of the changes related to product discontinuances in fiscal 1999, cost of software license fees as a percentage of software license fee revenue increased from 25 percent for the year ended September 30, 1999 to 35 percent for the year ended September 30, 2000. The decrease of such costs resulted primarily from the elimination of amortization of capitalized software costs related to a discontinued product during fiscal 1999. The increase as a percentage of license fee revenues was due to a decrease in software license fees and an increase in third-party royalty fees.

     COST OF SERVICES. Cost of services consists of costs to provide support, implementation, consulting and training services to licensees. Cost of services, exclusive of cost associated with discontinued operations, decreased 22 percent from $40.4 million for the year ended September 30, 1999 to $31.6 million for the year ended September 30, 2000. Cost of services as a percentage of service revenue decreased from 45 percent for the year ended September 30, 1999 to 44 percent for the year ended September 30, 2000. The decrease is primarily due to lower third-party consulting fees.

     RESEARCH AND DEVELOPMENT. Research and development expenses consists primarily of engineering personnel costs, contractor costs, and related facilities and computers and communications overhead, reduced by capitalized software development costs and research funding. The following table sets forth, for the periods indicated, the relationship between the Company's research and development expenses as recorded on its consolidated statements of operations and its total research and development spending:

                                                              FISCAL YEAR ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Research and development expenses...........................  $21,296   $19,140
Capitalized software development costs......................    1,557     5,793
                                                              -------   -------
Research and development spending...........................  $22,853   $24,933
                                                              =======   =======

     Research and development expenses, exclusive of expenses associated with discontinued operations, was $19.1 million and $21.3 million for the years ended September 30, 1999 and 2000, respectively. Research and development expenses as a percentage of total revenue was 16 percent for the year ended September 30, 1999 and 23 percent for the year ended September 30, 2000. The Company capitalized $5.8 million for the year ended September 30, 1999 and $1.6 million for the year ended September 30, 2000. Additionally, research and development spending decreased 8 percent from $24.9 million for the year ended September 30, 1999 to $22.9 million for the year ended September 30, 2000. For the year ended September 30, 2000, research and development expenses associated with discontinued product lines was $2.1 million. The Company continues to make significant investments in research and development. The Company believes that development spending is critical to building long-term product and technology advantages in the market.

     SALES AND MARKETING. Sales and marketing expenses consists primarily of salaries, commissions, travel, promotional expenses, facilities, and computers and communications overhead costs. Sales and marketing expenses, exclusive of expenses associated with discontinued operations, decreased 10 percent from $40.1 million for the year ended September 30, 1999 to $36.1 million for the year ended September 30, 2000. Sales and marketing expenses as a percentage of total revenue increased from 33 percent for the year ended September 30, 1999 to 39 percent for the year ended September 30, 2000. The decrease expense was primarily due to reduced commissions resulting from lower sales levels. These costs were partially offset by increased investments in the Company's corporate image and brand awareness marketing which resulted in the increase as a percentage of overall revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consists primarily of compensation for executive and administrative personnel, associated facilities, computers and communications overhead, provision for doubtful accounts, amortization of intangible assets, insurance, outside professional fees, and a portion of the expenses incurred related to the Company's discontinued product lines. General and administrative expenses, exclusive of expenses associated with discontinued operations, increased 8 percent, from $14.5 million for the year ended September 30, 1999 to $15.6 million for the year ended September 30, 2000. General and administrative expenses as a percentage of total revenue increased from 12 percent for the year ended September 30, 1999 to 17 percent for the year ended September 30, 2000. The increase in general and administrative expenses was primarily due to costs associated with the Company's increasing focus on its new customer relationship management line of business, as well as the expenses incurred in connection with the discontinued product lines. In addition, during the third quarter of fiscal 2000, general and administrative expenses included costs associated with employee attendance at Infinium World, the Company's annual customer conference.

     WRITE-OFF OF DISCONTINUED PRODUCT LINES. In the fourth quarter of fiscal year 1999, the Company decided to discontinue new release development of Infinium Financials and Infinium Human Resources for Microsoft Windows NT. The Company had agreed to provide maintenance and consulting services for existing customers until November 2000. Of the $9.5 million of estimated costs related to these actions, $2.3 million is related to impaired receivables, $5.6 million relates to the write-off of capitalized and purchased software, $900 thousand is related to the write-off of goodwill associated with the Company's acquisition of Time Open Systems Limited, and $700 thousand is related to the write-off of prepaid royalties for third-party products sold with the discontinued product lines.

     In fiscal year 2000, the Company realized operating losses from its discontinued product line of $5.7 million. Operating expenses of $6.2 million was incurred to provide maintenance and support, to transition customers to alternative software platforms and to resolve disputes. Expenses recorded in cost of service, research and development, and general and administrative were $1.9 million, $2.1 million, and $2.2 million, respectively.

     OTHER INCOME, NET. Other income, net consists of interest income, interest expense, foreign exchange gains and losses, marketable equity securities gains and losses and a legal settlement. During the fourth quarter of fiscal 2000 the Company recorded a $4.9 million gain associated with a legal settlement in defense of the Company's intellectual property. Other income, net increased 132 percent from $2.6 million for the year ended September 30, 1999 to $6.1 million for the year ended September 30, 2000. The increase was primarily attributed to the settlement noted above.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for (benefit from) federal, state and foreign income taxes was ($1.7) million and $6.9 million for the years ended September 30, 1999 and 2000, respectively. The tax benefit realized during fiscal year 1999 was attributed to the charge to operations of $9.5 million for the write-off of discontinued product lines. The effective tax rate was (42 percent) for the year ended September 30, 1999 and 33 percent for the year ended September 30, 2000. During the fourth quarter the Company established a valuation allowance for its deferred tax assets which resulted in a $14.0 million charge (See Notes 2 and 15 to the consolidated financial statements).

     DISCONTINUED ASP BUSINESS. The results of operations for the discontinued ASP business for fiscal year 2000 have been stated separately on the consolidated statement of operations for comparative purposes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had cash, cash equivalents, and marketable securities of $15.3 million, resulting from a net use of cash, cash equivalents, and marketable securities of $5.5 million during fiscal year 2001. Operating activities consumed $1.7 million and included $5.8 million used in discontinued operations. The net loss, which includes an $11.7 million operating loss associated with the ASP business unit, and a $1.8 million estimated loss from the disposal of the discontinued operations, totaled $24.3 million. Investing activities consumed $2.9 million and included $2.3 million used to fund capitalized software, and $700 thousand used to fund purchases of property, computers and equipment. Financing activities consumed $61 thousand. Proceeds from the exercise of stock options and the employee stock purchase plan provided $104 thousand, offset by $143 thousand of payments on capital lease obligations and $22 thousand paid to purchase treasury stock. In October 2001 the Company entered into a line of credit with a financial institution under which it can borrow up to $3.0 million, based on certain asset-based balances. The agreement, which extends to December 31, 2002, contains certain financial covenants including a prohibition against the payment of dividends, as well as, minimum net deficit targets ranging from $19 million in 2001 to $10 million in May 2002. The Company has not borrowed under this line of credit. The interest rate on any funds that are borrowed would be at prime plus 1 percent.

     Days sales outstanding ("DSO") decreased to 36 days at September 30, 2001, compared to 58 days at September 30, 2000. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowance for doubtful accounts, by the annualized revenue for the most recent fiscal quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated near the end of the quarter, as well as the fluctuation of transactions from one quarter to the next. The Company's accounts receivable balance at September 30, 2001, net of the allowance for doubtful accounts, was $6.8 million. This compares with $16.2 million as of September 30, 2000.

     Deferred revenue decreased $7.7 million, from $36.7 million at September 30, 2000, to $29.0 million at September 30, 2001. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component of revenue.

     The Company has incurred net operating losses in each of the last three fiscal years ended September 2001, 2000 and 1999, and generated a negative cash flow from operations in each of the last two years. In addition, software license fee sales and services revenues have decreased in each of the last three fiscal years. As of September 30, 2001, the Company had a working capital deficit of $21.2 million and a retained deficit of $12.7 million. Included in the working capital deficit is $27.6 million of deferred revenue. During fiscal year 2001, under the leadership of a new Chief Executive Officer and President hired in February 2001, the Company reassessed its business and established short term goals for fiscal 2001, which included stabilizing the Company, focusing on its core competencies, improving the profitability of the Company and preserving the Company's cash. As a part of these efforts, the Company significantly reduced the Company's costs in the third and fourth quarters of fiscal 2001. As part of its cost reduction efforts, in September 2001, due to continued historical operating losses from its Application Service Provider ("ASP") business segment and because the ASP did not present an opportunity for timely profitability, the Company's management decided to discontinue the ASP by phasing out of the business segment over a period of six months. As a result, this business segment is classified as a discontinued operation in the consolidated statement of operations. During fiscal 2001, the Company also reduced its headcount by 36 percent. The Company believes that it has sufficient cash, cash equivalents and marketable securities on hand to fund its operations through at least fiscal 2002.

     While operating activities may provide cash in certain periods, to the extent the Company anticipates growth in the future, the Company anticipates that its operating and investing activities may use cash, and, consequently, such growth may require the Company to obtain additional sources of financing.

     The Company's working capital and other capital requirements may change because of unanticipated changes in business conditions or delays in market acceptance of new products. Other considerations such as further expansion of operations or research and development activities, competitive and technological developments, and possible future acquisitions of businesses and/or product rights may also affect the Company's capital requirements. There is no assurance that the Company will be able to raise sufficient debt or equity capital on terms that it considers acceptable, if at all. Accordingly, there can be no assurance that the Company may not experience liquidity problems as a result or because of adverse market conditions or other unfavorable events.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS No. 141 which would apply to any future acquisitions entered into by the Company.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing intangibles. The Company plans to adopt SFAS No. 142 in the first quarter of fiscal year 2002 and does not anticipate that the adoption of this standard will have a material impact on its financial statements as the Company has no goodwill or intangible assets related to prior acquisitions.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides for a single accounting model for long-lived assets to be disposed of. This statement is effective for fiscal years beginning after December 15, 2001. The Company anticipates that the adoption of SFAS 144 will not have a significant effect on its financial position or its results of operations.

FACTORS AFFECTING FUTURE PERFORMANCE

     PRODUCT CONCENTRATION. As the Company's primary current source of revenue comes from customers using IBM midrange computers, future revenue from licenses of present products and sales of services and recurring maintenance revenue are therefore dependent on continued widespread use of the IBM eServer iSeries (formerly the IBM AS/400) and the continued support of such computers by IBM. In addition, because the Company's current IBM eServer iSeries (formerly the IBM AS/400) product line requires the use of related operating systems, the Company may be required to adapt its products to any changes made in such operating systems in the future. The Company's inability to adapt to future changes in the operating systems, or delays in doing so, could have a material adverse effect on the Company's business, operating results, and financial condition.

     RAPID TECHNOLOGICAL CHANGE AND EVOLVING MARKET. The business applications software market is characterized by rapid technological change, frequent new product introductions, evolving industry standards, and changes in customer demands.

     The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's success will depend in part on its ability to enhance products and services to meet changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards; that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products and enhancements; or that any new products or product enhancements it may introduce will achieve market acceptance. In addition, there can be no assurance that the Company will not encounter product development delays in the future or that, despite testing by the Company, errors will not be found in new products or product enhancements after commencement of commercial shipments, resulting in loss of market share, delay in market acceptance, or warranty claims that could have a material adverse effect upon the Company's business, operating results, and financial condition. The Company is continuing to develop software applications to operate over the Internet and within corporate intranets. The Company's development and implementation of versions of its business software applications to operate in this manner involves more intense competition from a larger number of competitors. The adoption of Internet-based software applications could be limited by concerns over transaction security and user privacy, the performance of the Internet, and potential customers not seeing the value of these solutions.

     COMPETITION. The business applications software market is highly competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. In addition, a number of companies are planning to offer products over the Internet competitive to the Company's products. The Company believes its ability to compete depends upon many factors within and outside its control, including the timely development and production of new products and product enhancements, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts, and product distribution. The Company believes that competition in its industry is undergoing rapid change and that the barriers to competition between market segments that have previously existed are decreasing. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies in the client/server business applications software market as well as from companies in the expanding Internet business applications market that the Company has entered. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which would have a material adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, operating results, and financial condition.

     POTENTIAL FLUCTUATION OF QUARTERLY RESULTS. The Company's quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Company's common stock. Quarterly revenue and operating results may fluctuate as a result of a variety of factors, including the Company's lengthy sales cycle, the proportion of revenue attributable to license fees versus services revenue, changes in the level of operating expenses, demand for the Company's products, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry, and general economic conditions. Further, the purchase of the Company's products often involves a significant commitment of capital by its customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company historically has operated with little software license backlog because its software products are generally shipped as orders are received. The Company has often recognized a substantial portion of its revenue in the last month of the quarter and often in the last week of that month. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month or last week of that quarter. Accordingly, a small variation in the timing of recognition of revenue for specific transactions would adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of its expected future revenue and only a small portion of the Company's expense varies with its revenue. The Company believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

     Due to the foregoing factors and other factors set forth in this Form 10-K, it is likely that in some future quarter the Company's operating results will be below the expectations of the Company and public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

     SEASONALITY. The Company's business has experienced and is expected to continue to experience significant seasonality. In recent years, the Company has had greater demand for its products in its fourth fiscal quarter and has experienced lower revenue in its succeeding first and second fiscal quarters. The fluctuations are caused primarily by customer purchasing patterns and the Company's sales recognition programs, which reward and recognize sales personnel on the basis of achievement of annual performance quotas.

     DISCONTINUED PRODUCTS AND SEGMENT. In fiscal year 1999, the Company decided to discontinue new release development of Infinium Financials for Microsoft Windows NT and Infinium Human Resources for Microsoft Windows NT, in order to focus additional resources towards deploying its other financial and human resource systems over the Internet and expanding the breadth of its product lines. Additionally, in September 2001, the Company decided to discontinue its ASP segment because it did not present an opportunity for timely profitability and was therefore determined to no longer be aligned with the Company's strategic direction. The Company has worked with the customers of the discontinued products and segment to provide various alternative solutions, including migration to the Company's other financial and human resources applications and identifying partners to continue to provide new release development of the discontinued products and transitioning ASP customers to internal processing or other ASP providers. However, there can be no assurance that the Company will not continue to encounter customer litigation resulting from these discontinuances that could have a material adverse effect upon the Company's financial condition. The Company is continuing to develop its financial and human resources systems for the IBM eServer iSeries (formerly the IBM AS/400) and the AdvaNTage Human Resources, Payroll and e-Resources systems for Microsoft Windows NT, which it acquired from Cort.

     INTERNATIONAL OPERATIONS. Revenue from customers outside North America represented 7 percent, 9 percent, and 9 percent of the Company's total revenue in fiscal 1999, 2000, and 2001, respectively. The Company believes that its revenue and future operating results will depend, in part, on its ability to increase sales in international markets. There can be no assurance that the Company will be able to maintain or increase its current level of international revenue. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs, and other trade barriers, costs, and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws, and economic instability. There can be no assurance that such factors would not have a material adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results, and financial condition.

     OPERATING LOSSES. The Company experienced net losses of $24.3 million, $27.8 million and $2.4 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The Company expects, through its recent cost cutting measures, to improve its earnings results in the future. If the Company does achieve profitability, it may not be able to sustain or increase profitability on a long term basis.

     CHANGES IN MANAGEMENT. During the past year, the Company's management team has experienced significant change. In February 2001, James McGowan was elected by the Board of Directors as the Company's Chief Executive Officer, President and a member of the Board of Directors. In addition, several of the Company's senior executives have ceased to serve in that capacity and there have been other changes in senior management in the Company. Such changes can cause disruption in the Company's operations and results. Additionally, due to the competitive nature of the industry, the Company may not be able to retain its existing management and may be unable to hire qualified individuals to fill open positions on terms acceptable to the Company.

     CHANGE IN STOCK LISTING. The Company's common stock had been traded on the Nasdaq National Market but, because of a determination by the Nasdaq National Market that the Company no longer continued to meet all the requirements for continued listing on the Nasdaq National Market, its stock is now traded on the Nasdaq Small Cap Market. This change in listing may have had, and may continue to have, a negative impact on the value of the Company's common stock, because stocks trading on the Nasdaq Small Cap Market are typically less liquid than those traded on the Nasdaq National Market. In addition, in the future, Nasdaq may determine that the Company no longer continues to meet all of the requirements for continued listing on the Nasdaq Small Cap Market.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk involves forward looking statements. Actual results could differ materially from those discussed in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

     The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable rates. The Company's investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade municipal notes). At September 30, 2001, the fair value of the Company's short-term investments approximated market value.

FOREIGN CURRENCY RISK

     The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. In fiscal 2001, the net impact of foreign currency changes was $278 thousand.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This item may be found under Item 14(a) (1) and (2) below on Page 21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the Directors of the Company is hereby incorporated by reference to the information contained under the heading "Election of Directors" in the Company's definitive proxy statement of the Company's 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the information under the heading "Executive Compensation" in the Definitive Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedule and Exhibits

     The financial statements, schedule and exhibits listed below are included in or incorporated by reference as part of this Report:

        1.  Financial Statements

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-1
Consolidated balance sheet at September 30, 2001 and 2000...   F-2
Consolidated statement of operations for the years ended
  September 30, 2001, 2000, and 1999........................   F-3
Consolidated statement of stockholders' equity (deficit) for
  the years ended September 30, 2001, 2000, and 1999........   F-4
Consolidated statement of cash flows for the years ended
  September 30, 2001, 2000, and 1999........................   F-5
Notes to consolidated financial statements..................   F-6

        2.  Schedule

        The following Financial Statement Schedule of the Company is filed as part of this Report:

                                                              PAGE
                                                              ----
Schedule II Valuation and Qualifying Accounts...............  F-29

     Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

        3.  Exhibits

        See attached Index to Exhibits on page 23.

(b) Reports on Form 8-K

     On July 13, 2001, the Company filed Form 8-K in connection with the Company's movement from the NASDAQ National Market to the NASDAQ Smallcap Market.

(c) The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized, this   th day of
December 2001.

                                          INFINIUM SOFTWARE, INC.

                                          By:/s/ WILLIAM B. GERRAUGHTY, JR.
                                            ------------------------------------
                                              Senior Vice President and Chief
                                                      Financial Officer

     We, the undersigned officers and directors of Infinium Software, Inc., hereby severally constitute and appoint James E. McGowan and William B. Gerraughty, Jr., and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us in our names in the capacities to do all things in our names and on behalf in such capacities to enable Infinium Software, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission.

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

                    SIGNATURE                                     TITLE                      DATE
                    ---------                                     -----                      ----

               /s/ JAMES E. MCGOWAN                    Chief Executive Officer And     December 21, 2001
 ------------------------------------------------               Director
                 James E. McGowan


          /s/ WILLIAM B. GERRAUGHTY, JR.             Senior Vice President And Chief   December 21, 2001
 ------------------------------------------------           Financial Officer
            William B. Gerraughty, Jr.


             /s/ ROBERT A. PEMBERTON                      Chairman of the Board        December 21, 2001
 ------------------------------------------------
               Robert A. Pemberton


                /s/ MANUEL CORREIA                              Director               December 21, 2001
 ------------------------------------------------
                  Manuel Correia


             /s/ MICHAEL A. CUSUMANO                            Director               December 21, 2001
 ------------------------------------------------
               Michael A. Cusumano


                 /s/ FRED LUCONI                                Director               December 21, 2001
 ------------------------------------------------
                   Fred Luconi


               /s/ ROLAND D. PAMPEL                             Director               December 21, 2001
 ------------------------------------------------
                 Roland D. Pampel


             /s/ ROBERT P. SCHECHTER                            Director               December 21, 2001
 ------------------------------------------------
               Robert P. Schechter

                            INFINIUM SOFTWARE, INC.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
  3.1     --    Articles of Organization of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.1 to the
                Registrant's Form 10-K for the annual period ended September
                30, 1999.
  3.2     --    By-Laws of the Registrant, as amended, are incorporated
                herein by reference to Exhibit 3(I) to the Registrant's Form
                10-Q for the quarterly period ended March 31, 1997.
  4.1     --    Shareholder Rights Agreement dated as of February 5, 1999 is incorporated herein by reference to Exhibit 1 to the
                Registrant's Registration Statement on Form 8-A , filed on
                February 23, 1999, File No. 001-14855.
 10.1     --    Loan and Security Agreement, dated October 26, 2001, between
                Silicon Valley Bank and Infinium Software, Inc.
 10.2*    --    1989 Stock Option Plan, as amended as of October 1, 1994 is incorporated herein by reference to Exhibit 10.2 to the
                Registrant's Registration Statement on Form S-1
                (Registration No. 33-97866).
 10.3*    --    1995 Stock Plan is incorporated herein by reference to
                Exhibit 10.3 to the Registrant's Registration Statement on
                Form S-1 (Registration No. 33-97866).
 10.4*    --    1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration
                Statement on Form S-1 (Registration No. 33-97866).
 10.5*    --    1995 Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant's
                Registration Statement on Form S-1 (Registration No.
                33-97866).
 10.6     --    Lease dated March 31, 1995 between the Registrant and
                Independence Park Associates Realty Trust as of August 1995
                is incorporated herein by reference to Exhibit 10.6 to the
                Registrant's Registration Statement on Form S-1
                (Registration No. 33-97866).
 10.7*    --    Form of Senior Management Plan.
 10.8*    --    Executive Severance Plan, is incorporated herein by
                reference to Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended September 30, 1999
 10.9*    --    Form of 1995 Stock Plan Option Agreement is incorporated
                herein by reference to Exhibit 10.16 to the Registrant's
                Registration Statement on Form S-1 (Registration No.
                33-97866).
 10.10*   --    Register of Amendments, Subsections 3.1 and 7.3.4, 1989
                Stock Option Plan is incorporated herein by reference to
                Exhibit 10.17 to the Registrant's Registration Statement on
                Form S-1 (Registration No. 33-97866).
 10.11*   --    Register of Amendments, Article 5, 1995 Employee Stock
                Purchase Plan is incorporated herein by reference to Exhibit
                10.18 to the Registrant's Registration Statement on Form S-1
                (Registration No. 33-97866).
 10.12*   --    Form of Restricted Stock Agreement.
 10.13*   --    Stock Option Agreement for Former Chief Operating Officer is
                incorporated herein by reference to Exhibit 10.13 to the
                Registrant's Form 10-K for the annual period ended September
                30, 2000.
 10.14*   --    Employment Agreement for Chief Executive Officer is
                incorporated herein by reference to Exhibit 10.13 to the
                Registrant's Form 10-Q for the quarterly period ended March
                31, 2001.
 10.15*   --    Executive Severance Plan for new executives
 10.16*   --    Form of 1995 Stock Plan Option Agreement
 21.1     --    Schedule of Subsidiaries of the Registrant
 23.1     --    Consent of PricewaterhouseCoopers LLP

---------------

* Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit to Item 14(c).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Infinium Software, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 21 present fairly, in all material respects, the financial position of Infinium Software, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 21 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
October 26, 2001

                            INFINIUM SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 13,210      $ 17,665
  Marketable securities at fair market value................      2,076         3,073
  Accounts receivable, less allowance for doubtful accounts
     of $1,876 and $3,455 at September 30, 2001 and 2000,
     respectively...........................................      6,841        16,218
  Prepaid expenses and other current assets.................      2,499         4,465
  Net current assets of discontinued operations.............        233            --
                                                               --------      --------
     Total current assets...................................     24,859        41,421
                                                               --------      --------
Property and equipment, net.................................      6,958        16,574
Capitalized software development costs, net.................      1,122         5,569
Goodwill and other intangible assets, net...................         --         5,327
Other assets................................................      2,358         2,358
                                                               --------      --------
     Total assets...........................................   $ 35,297      $ 71,249
                                                               ========      ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  4,345      $  6,836
  Accrued expenses..........................................     13,599        14,293
  Income taxes payable......................................        282           441
  Lease obligations, short-term portion.....................        239            71
  Deferred revenue..........................................     27,588        35,273
                                                               --------      --------
     Total current liabilities..............................     46,053        56,914
                                                               --------      --------
Lease obligations, long-term portion........................        524           291
Deferred revenue............................................      1,400         1,381
Other long-term liabilities (Note 6)........................         --         1,000
                                                               --------      --------
     Total liabilities......................................     47,977        59,586
                                                               --------      --------
Commitments and contingencies (Note 20)
Common stock, $0.01 par value; authorized 40,000 shares,
  issued 13,365 and 12,927 shares at September 30, 2001 and
  2000, respectively........................................        134           129
Additional paid-in capital..................................     38,936        38,327
Deferred stock-based compensation...........................       (297)           --
Accumulated deficit.........................................    (51,362)      (26,876)
Accumulated other comprehensive income (loss)...............        (69)          293
                                                               --------      --------
                                                                (12,658)       11,873
Less: Treasury stock at cost, 171 and 43 shares at September
  30, 2001 and 2000, respectively...........................        (22)         (210)
                                                               --------      --------
     Total stockholders' equity (deficit)...................    (12,680)       11,663
                                                               --------      --------
     Total liabilities and stockholders' equity (deficit)...   $ 35,297      $ 71,249
                                                               ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Software license fees.....................................    $ 10,363      $ 20,473      $ 32,437
  Services revenue..........................................      63,707        72,261        89,568
                                                                --------      --------      --------
     Total revenue..........................................      74,070        92,734       122,005
                                                                --------      --------      --------
Operating costs and expenses:
  Cost of software license fees.............................       8,157         7,101        14,518
  Cost of services..........................................      19,304        31,563        40,389
  Research and development..................................      16,165        21,296        19,140
  Sales and marketing.......................................      27,182        36,102        40,135
  General and administrative................................      16,431        15,620        14,514
                                                                --------      --------      --------
     Total operating costs and expenses.....................      87,239       111,682       128,696
                                                                --------      --------      --------
Loss from operations........................................     (13,169)      (18,948)       (6,691)
Other income, net...........................................          22         6,104         2,633
                                                                --------      --------      --------
Loss from continuing operations before provision for
  (benefit from) income taxes...............................     (13,147)      (12,844)       (4,058)
Provision for (benefit from) income taxes...................      (2,284)        6,860        (1,698)
                                                                --------      --------      --------
Net loss from continuing operations.........................     (10,863)      (19,704)       (2,360)
Discontinued operations:
Loss from operations of ASP segment.........................     (11,658)       (8,112)           --
Loss from disposal of ASP segment...........................      (1,811)           --            --
                                                                --------      --------      --------
Net loss....................................................    $(24,332)     $(27,816)     $ (2,360)
                                                                ========      ========      ========
Loss per share data:
  Basic and diluted loss per share from continuing
     operations.............................................    $  (0.84)     $  (1.56)     $  (0.19)
                                                                ========      ========      ========
  Basic and diluted loss per share from ASP segment.........    $  (1.04)     $  (0.64)     $     --
                                                                ========      ========      ========
  Basic and diluted loss per share, net.....................    $  (1.88)     $  (2.20)     $  (0.19)
                                                                ========      ========      ========
  Weighted average shares outstanding -- basic and
     diluted................................................      12,941        12,668        12,421
                                                                ========      ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                                                                     RETAINED      ACCUMULATED
                                     COMMON            ADDITIONAL     DEFERRED       EARNINGS         OTHER       TREASURY
                                     SHARES   COMMON    PAID-IN        STOCK       (ACCUMULATED   COMPREHENSIVE    STOCK
                                     ISSUED   STOCK     CAPITAL     COMPENSATION     DEFICIT)     INCOME (LOSS)   AT COST
                                     ------   ------   ----------   ------------   ------------   -------------   --------
                                                                        (IN THOUSANDS)
Balance at September 30, 1998......  12,607    $126     $36,644        $  --         $  4,473         $(319)      $(1,293)
                                     ------    ----     -------        -----         --------         -----       -------
Income tax provision from exercise
 of stock options..................                        (338)
Purchase of treasury stock at
 cost..............................                                                                                (2,968)
Treasury stock reissued upon
 exercise of stock options and
 employee stock purchase plan......                                                      (925)                      2,241
Comprehensive loss:
 Net loss for the year.............                                                    (2,360)
 Unrealized gain on marketable
   equity securities...............                                                                      74
 Cumulative translation
   adjustment......................                                                                     (12)
   Comprehensive loss..............
                                     ------    ----     -------        -----         --------         -----       -------
Balance at September 30, 1999......  12,607     126      36,306           --            1,188          (257)       (2,020)
                                     ------    ----     -------        -----         --------         -----       -------
Stock issued in connection with
 Dexton acquisition................    320        3       1,837
Treasury stock reissued upon
 exercise of stock options and
 employee stock purchase plan......                         184                          (248)                      1,810
Comprehensive loss:
 Net loss for the year.............                                                   (27,816)
 Unrealized gain on marketable
   equity securities...............                                                                     525
 Cumulative translation
   adjustment......................                                                                      25
   Comprehensive loss..............
                                     ------    ----     -------        -----         --------         -----       -------
Balance at September 30, 2000......  12,927     129      38,327           --          (26,876)          293          (210)
                                     ------    ----     -------        -----         --------         -----       -------
Issuance of restricted stock.......    430        4         855         (859)
Executive option compensation......                          62          (62)
New shares issued for employee
 stock purchase plan...............      8        1          11
Treasury stock reissued for
 employee stock purchase plan......                          36                          (154)                        210
Purchase of treasury stock at
 cost..............................                                                                                   (22)
Amortization of deferred stock
 compensation......................                                      269
Cancellation of restricted stock...                        (355)         355
Comprehensive loss:
 Net loss for the year.............                                                   (24,332)
 Unrealized loss on marketable
   equity securities...............                                                                    (571)
 Cumulative translation
   adjustment......................                                                                     209
   Comprehensive loss..............
                                     ------    ----     -------        -----         --------         -----       -------
Balance at September 30, 2001......  13,365    $134     $38,936        $(297)        $(51,362)        $ (69)      $   (22)
                                     ======    ====     =======        =====         ========         =====       =======

                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY       COMPREHENSIVE
                                       (DEFICIT)        (LOSS)
                                     -------------   -------------
                                            (IN THOUSANDS)
Balance at September 30, 1998......    $ 39,631
                                       --------
Income tax provision from exercise
 of stock options..................        (338)
Purchase of treasury stock at
 cost..............................      (2,968)
Treasury stock reissued upon
 exercise of stock options and
 employee stock purchase plan......       1,316
Comprehensive loss:
 Net loss for the year.............      (2,360)       $ (2,360)
 Unrealized gain on marketable
   equity securities...............          74              74
 Cumulative translation
   adjustment......................         (12)            (12)
                                                       --------
   Comprehensive loss..............                    $ (2,298)
                                       --------        ========
Balance at September 30, 1999......      35,343
                                       --------
Stock issued in connection with
 Dexton acquisition................       1,840
Treasury stock reissued upon
 exercise of stock options and
 employee stock purchase plan......       1,746
Comprehensive loss:
 Net loss for the year.............     (27,816)       $(27,816)
 Unrealized gain on marketable
   equity securities...............         525             525
 Cumulative translation
   adjustment......................          25              25
                                                       --------
   Comprehensive loss..............                    $(27,266)
                                       --------        ========
Balance at September 30, 2000......      11,663
                                       --------
Issuance of restricted stock.......
Executive option compensation......
New shares issued for employee
 stock purchase plan...............          12
Treasury stock reissued for
 employee stock purchase plan......          92
Purchase of treasury stock at
 cost..............................         (22)
Amortization of deferred stock
 compensation......................         269
Cancellation of restricted stock...
Comprehensive loss:
 Net loss for the year.............     (24,332)       $(24,332)
 Unrealized loss on marketable
   equity securities...............        (571)           (571)
 Cumulative translation
   adjustment......................         209             209
                                                       --------
   Comprehensive loss..............                    $(24,694)
                                       --------        ========
Balance at September 30, 2001......    $(12,680)
                                       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(24,332)   $(27,816)   $ (2,360)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Loss from discontinued operations.......................    11,658       8,112
    Loss on disposal of discontinued operations.............     1,811          --          --
    Depreciation and amortization...........................    11,123       8,680      15,138
    Write-down of goodwill and intangibles..................     3,937          --          --
    Loss on disposal of fixed assets........................       546          --          --
    Write-down of marketable securities.....................       331
    Non-cash compensation...................................       270          --          --
    Allowance for doubtful accounts.........................    (1,578)       (774)      2,679
    Deferred income taxes...................................        --       7,295      (1,287)
    Changes in operating assets and liabilities, net of
     effects from corporate acquisitions:
      Accounts receivable...................................    10,602       1,907       8,181
      Prepaid expenses and other current assets.............     1,955        (325)      1,941
      Other assets..........................................        --        (163)        969
      Accounts payable......................................    (2,473)     (1,233)       (360)
      Accrued expenses......................................    (2,360)      1,519      (2,834)
      Income taxes payable..................................      (149)       (315)     (2,525)
      Deferred revenue......................................    (7,204)     (1,574)     (4,644)
                                                              --------    --------    --------
    Net cash provided by (used in) continuing operations:...     4,137      (4,687)     14,898
    Net cash used in discontinued operations:...............    (5,836)    (14,886)
                                                              --------    --------    --------
    Net cash provided by (used in) operating activities:....    (1,699)    (19,573)     14,898
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchase of marketable securities.........................    (4,123)     (4,148)    (20,714)
  Sale of marketable securities.............................     4,219      25,713      30,186
  Purchase of property and equipment........................      (658)     (2,877)     (6,473)
  Capitalization of internal software development costs.....    (2,353)     (1,557)     (5,843)
  Corporate acquisitions, net of cash acquired (Note 6).....        --      (4,575)         --
                                                              --------    --------    --------
    Net cash provided by (used in) investing activities.....    (2,915)     12,556      (2,844)
                                                              --------    --------    --------
Cash flows from financing activities:
  Proceeds from the exercise of stock options and employee
    stock purchase plan.....................................       104       1,746       1,316
  Payments on capital lease obligations.....................      (143)         --          --
  Purchase of treasury stock................................       (22)         --      (2,968)
                                                              --------    --------    --------
    Net cash (used in) provided by financing activities.....       (61)      1,746      (1,652)
                                                              --------    --------    --------
Effect of foreign exchange rate on cash.....................       220        (163)        (11)
Net increase (decrease) in cash and cash equivalents........    (4,455)     (5,434)     10,391
                                                              --------    --------    --------
Cash and cash equivalents, beginning of year................    17,665      23,099      12,708
Cash and cash equivalents, end of year......................  $ 13,210    $ 17,665    $ 23,099
                                                              ========    ========    ========
Supplemental cash flow information:
  Cash paid during the year for:
    Interest................................................  $    117    $     25    $     --
    Income taxes paid (refunded), net of refunds received...  $ (2,089)   $   (785)   $  2,209
Supplemental disclosure of non-cash investing and financing
  activities:
  Equipment purchased under capital leases..................  $    338    $     --    $    452
  Common stock issued in acquisition........................  $     --    $  1,840    $     --
  Note payable incurred in acquisition......................  $     --    $  1,500    $     --
  Issuance of restricted stock..............................  $    859    $     --    $     --

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

     Founded in 1981, Infinium (Infinium or the Company) develops, markets, and supports enterprise-level business software applications. The Company's software products automate the financial management, human resource management, and materials management functions of organizations in a broad range of industries worldwide. The Company also offers a specialized manufacturing system designed to manage process-manufacturing operations. The Company offers products that are designed for IBM eServer iSeries (formerly the IBM AS/ 400) computers and the AdvaNTage Human Resources and Payroll products for the Microsoft Windows NT operating system. The Company's products can be deployed in a number of different networking environments, including local area networks, wide area networks, intranets, and the Internet.

     The Company has incurred net operating losses in each of the last three fiscal years ended September 2001, 2000 and 1999, and generated a negative cash flow from operations in each of the last two years. In addition, software license fee sales and services revenues have decreased in each of the last three fiscal years. As of September 30, 2001, the Company had a working capital deficit of $21.2 million and a retained deficit of $12.7 million. Included in the working capital deficit is $27.6 million of deferred revenue. During fiscal year 2001, under the leadership of a new Chief Executive Officer and President hired in February 2001, the Company reassessed its business and established short term goals for fiscal 2001, which included stabilizing the Company, focusing on its core competencies, improving the profitability of the Company and preserving the Company's cash. As a part of these efforts, the Company significantly reduced the Company's costs in the third and fourth quarters of fiscal 2001. As part of its cost reduction efforts, in September 2001, due to continued historical operating losses from its Application Service Provider ("ASP") business segment and because the ASP did not present an opportunity for timely profitability, the Company's management decided to discontinue the ASP by phasing out of the business segment over a period of six months. As a result, this business segment is classified as a discontinued operation in the consolidated statement of operations. During fiscal 2001, the Company also reduced its headcount by 36 percent. The Company believes that it has sufficient cash, cash equivalents and marketable securities on hand to fund its operations through at least fiscal 2002.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All inter-company transactions and balances have been eliminated from the consolidated financial statements. Certain prior year amounts have been reclassified to conform with current year presentation. The Company's fiscal year end is September 30. References to 2001, 2000, and 1999 refer to the fiscal year ended September 30, unless otherwise noted.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. These estimates include assessing the collectibility of accounts receivable, the realization of deferred tax assets and useful lives for amortization periods of tangible and intangible assets, among others. The markets for the Company's products are characterized by intense competition, rapid technological development and frequent product introduction, all of which could impact the future realizability of the Company's assets. Actual results could differ from these estimates.

                            INFINIUM SOFTWARE, INC.

  REVENUE RECOGNITION

     The Company recognizes software license fee revenues in accordance with the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition, AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9) and their related interpretations.

     Revenue from software license fees is recognized when there is evidence of an arrangement, the product has been delivered, fees are fixed or determinable, and collection of the related receivable is deemed probable. Revenues from sales of third party products are recorded net of royalties, in accordance with Emerging Issue Task Force 99-19, Reporting Revenue Gross as a Principle versus Net as an Agent. Generally, the Company's software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. The Companies sales frequently include maintenance contracts and professional services with the sale of its software licenses. The Company has established vendor-specific objective evidence of fair value (VSOE) for its maintenance contracts and professional services, which is determined based upon the prices charged to customers when these elements are sold separately. Maintenance revenues, including those sold with the initial license fee, are deferred based on VSOE, typically determined by the renewal rate of the annual maintenance contract, and recognized ratably over the maintenance contract period. Consulting and training service revenues, including those sold with license fees, are recognized as the services are performed based on their established VSOE. The amount of revenue allocated to the licenses sold with services and/or maintenance is determined using the "residual method" of accounting. Under the residual method, the total value of the arrangement is allocated first to the undelivered elements based on their VSOE with the remainder being allocated to license fees.

     Revenues from the Company's Application Services Provider business consist of monthly fees from ongoing services, including hosting, and are recognized daily as earned over the contract term, typically three years. The monthly fee for application services is typically fixed for the life of the contract, but subject to increases in the event a customer requires additional applications, increases its number of users or increases frequency of use. The Company recognizes set-up fees for these arrangements over the expected life of the customer relationship. Recognition of revenue related to these arrangements commences on the date that the customer is able to access and utilize the features and functionality of the applications as intended.

  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

     The Company invests its excess cash primarily in securities of government agencies, high-grade commercial paper, and mutual funds that invest primarily in the securities of government agencies. These investments are subject to minimal credit and market risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities include equity investments and securities purchased with an original maturity of greater than three months.

     The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that, except for debt securities classified as held-to-maturity, investments in debt and equity securities should be reported at fair value. At September 30, 2001 and 2000, all of the Company's investments are classified as available-for-sale.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment held under capital leases, which involve a transfer of ownership, are amortized over the estimated useful life of the asset. Other property and equipment held under leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the

                            INFINIUM SOFTWARE, INC.

accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

  GOODWILL AND LONG-LIVED ASSETS

     Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over the periods benefited, typically two to five years. The Company evaluates the possible impairment of goodwill and long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. An impairment loss, equal to the difference between the assets' fair value and their carrying value, is recognized when the estimated future cash flows are less than their carrying amount.

  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially expose the Company to concentrations of credit risk include accounts receivable. To minimize this risk, the Company generally requires a cash deposit upon contract signing. In addition, the Company maintains reserves for potential credit losses. Such losses, in the aggregate, have not exceeded management expectations. At times, the Company may maintain cash balances in excess of federally insured limits.

  RESEARCH AND DEVELOPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Research and development expenses, other than certain software development costs, are charged to expense as incurred. In accordance with the provisions of Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes certain software development costs upon technological feasibility. Amortization of capitalized software development costs is provided upon commercial release of the products at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which the Company has determined to be 18 to 36 months (See Note 8).

     Costs of software applications developed or obtained for internal use that are incurred during the applications' development stage are capitalized in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such costs eligible for capitalization have not been significant to date.

  FOREIGN CURRENCY TRANSLATION

     Balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated using average rates during the year. Translation gains or losses related to net assets located outside of the United States of America are shown as a component of accumulated other comprehensive loss in stockholders equity (deficit). Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are reflected in other income, net in the consolidated statement of operations.

  INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted statutory tax rates in effect in the year in which the differences are expected to reverse. A deferred tax asset is established for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes, the Company cannot recognize a deferred tax asset for the future benefit of its net operating losses,

                            INFINIUM SOFTWARE, INC.

tax credits and temporary differences unless the Company can establish that it is "more likely than not" that the deferred tax asset would be realized. Due to the Company's recent history of net losses, the Company has not recognized a tax asset and has recorded a full valuation allowance against its otherwise recognizable deferred tax asset, in accordance with SFAS No. 109.

  LOSS PER SHARE

     Basic earnings loss per share is determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is determined by dividing net loss applicable to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Common share equivalents are included in the calculation of loss per share only when dilutive. Options to purchase 2.5 million, 2.6 million, and 3.3 million shares at September 2001, 2000, and 1999, respectively, have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

     The computation of basic and diluted loss per share for the years ended September 30, 2001, 2001, and 1999 is as follows:

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                 --------------------------------------------------------------------------------------------
                                             2001                            2000                            1999
                                 -----------------------------   -----------------------------   ----------------------------
                                  (LOSS)    SHARES   PER SHARE    (LOSS)    SHARES   PER SHARE   (LOSS)    SHARES   PER SHARE
                                 --------   ------   ---------   --------   ------   ---------   -------   ------   ---------
                                                          (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Basic loss per share:
  Loss available to common
    stockholders...............  $(24,332)  12,941    $(1.88)    $(27,816)  12,668    $(2.20)    $(2,360)  12,421    $(0.19)
Effect of dilutive securities:
  Stock options................        --       --        --           --       --        --          --       --        --
                                 --------   ------    ------     --------   ------    ------     -------   ------    ------
Diluted loss per share:
  Loss available to common
    stockholders...............  $(24,332)  12,941    $(1.88)    $(27,816)  12,668    $(2.20)    $(2,360)  12,421    $(0.19)
                                 ========   ======    ======     ========   ======    ======     =======   ======    ======

  STOCK COMPENSATION

     The Company's employee stock plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which includes FIN 44, Accounting for Certain Transactions an Interpretation of APB Opinion No. 25. In October 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. (See Note 16.)

  COMPREHENSIVE INCOME

     Comprehensive income for the Company includes net income, the effects of currency translation, which are charged or credited to the cumulative translation adjustment account within stockholders' equity, and the unrealized gain (loss) on investments available-for-sale, which is recorded within stockholders' equity. Comprehensive income for all periods presented is included in the consolidated statement of stockholders' equity.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business

                            INFINIUM SOFTWARE, INC.

combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has adopted SFAS No. 141 which would apply to any future acquisitions entered into by the Company.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing intangibles. The Company plans to adopt SFAS No. 142 in the first quarter of fiscal year 2002 and does not anticipate that the adoption of this standard will have a material impact on its financial statements as the Company has no goodwill or intangible assets related to prior acquisitions.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides for a single accounting model for long-lived assets to be disposed of. This statement is effective for fiscal years beginning after December 15, 2001. The Company anticipates that the adoption of SFAS 144 will not have a significant effect on its financial position or its results of operations.

3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Following is a summary of the fair market value of available-for-sale securities, by balance sheet classification, as of September 30, 2001 and 2000:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Cash equivalents:
  State government obligations..............................  $ 5,326   $ 3,804
  Money market funds........................................    3,166     5,228
Marketable securities:
  State government obligations..............................    1,905     1,998
  Corporate debt obligations/securities.....................      171     1,075
                                                              -------   -------
                                                              $10,568   $12,105
                                                              =======   =======

     Cash equivalents and marketable securities are carried at fair market value, which approximates amortized cost. The contractual maturities of all available-for-sale securities classified as cash equivalents are less than three months. A majority of the available-for-sale securities classified as marketable securities have contractual maturities of less than one year. All of the Company's marketable securities are classified as current at September 30, 2001, and 2000 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. The Company also holds investments in equity securities that are marked to market value in accordance with FAS 115. Gross unrealized gains in these equity securities were $599 thousand and $28 thousand as of September 30, 2001 and 2000, respectively. The Company periodically evaluates the carrying value of its investments for other than temporary impairment. During fiscal year 2001, the Company recorded a charge of $331 thousand to reflect the other than temporary decline in fair value of one of these equity investments below its initial cost basis. The investee company for which the impairment charge was recorded has experienced a significant decline in operating and financial results during the past year, in comparison to the results forecasted at the time this investment was purchased by the Company. This charge is included in the condensed consolidated statement of operations classification other income, net. It is reasonably possible that the Company may incur additional impairment charges for this investment in future reporting periods.

                            INFINIUM SOFTWARE, INC.

4.  BALANCE SHEET COMPONENTS

     Prepaid expenses and other current assets consist of the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                                              (IN THOUSANDS)
Prepaid rents and insurance.................................  $1,080   $  853
Prepaid commissions and royalties...........................     742    1,171
Non-trade receivables.......................................     401    1,427
Other prepaid expenses and current assets...................     276    1,014
                                                              ------   ------
                                                              $2,499   $4,465
                                                              ======   ======

     Property and equipment, net consists of the following:

                                                                            SEPTEMBER 30,
                                                                         -------------------
                                                          USEFUL LIFE      2001       2000
                                                          ------------   --------   --------
                                                                           (IN THOUSANDS)
Computer equipment......................................  2 to 5 years   $ 18,913   $ 20,554
Furniture and fixtures..................................       5 years      3,594      3,831
Leasehold improvements..................................    Lease term      4,615     10,197
Land....................................................                      287        287
                                                                         --------   --------
                                                                           27,409     34,869
Less accumulated depreciation and amortization                            (20,451)   (18,295)
                                                                         --------   --------
                                                                         $  6,958   $ 16,574
                                                                         ========   ========

     During fiscal year 2001, the Company's discontinued ASP segment recorded a $6.1 million fixed asset write-off. This write-off, largely associated with leasehold improvements, determined to be unrecoverable in September 2001 in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121).

     Depreciation expense of property, plant, and equipment for the years ended September 30, 2001, 2000 and 1999 amounted to $4.1 million, $4.2 million, and $3.6 million, respectively. Depreciation expense related to the Company's discontinued ASP segment were $994 thousand and $264 thousand for fiscal years 2001 and 2000, respectively.

     Capitalized software development costs, net consist of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Internal development costs..................................  $ 27,537   $ 25,184
Purchased from third parties................................     3,865      3,865
                                                              --------   --------
                                                                31,402     29,049
Less accumulated amortization...............................   (30,280)   (23,480)
                                                              --------   --------
                                                              $  1,122   $  5,569
                                                              ========   ========

     During fiscal year 2000, the Company acquired Dexton Information Systems, B.V. (Dexton), which resulted in the capitalization of $2.1 million of software.

                            INFINIUM SOFTWARE, INC.

     Amortization expense of capitalized software development costs for the years ended September 30, 2001, 2000, and 1999 amounted to $6.8 million, $3.6 million, and $4.5 million, respectively. Included in software amortization costs for fiscal year 2001 is the write-off of $1.6 million of Dexton acquired technology and $2.7 million of charges associated with a change in the Company's estimated useful life of capitalized software (See Note 8). During the year ended September 30, 1999, the Company wrote off $5.6 million in capitalized development costs and purchased software related to the discontinued product lines discussed in Note 10.

     Goodwill and other intangible assets, net consist of the following:

                                                                             SEPTEMBER 30,
                                                             PERIOD OF     -----------------
                                                            AMORTIZATION    2001      2000
                                                            ------------   -------   -------
                                                                            (IN THOUSANDS)
Goodwill                                                    5 years.....   $ 5,237   $ 5,237
Workforce in place........................................  2 to 5 years       802       802
Customer Base.............................................       5 years       716       716
                                                                           -------   -------
                                                                             6,755     6,755
Less accumulated amortization.............................                  (6,755)   (1,428)
                                                                           -------   -------
                                                                           $    --   $ 5,327
                                                                           =======   =======

     During the year ended September 30, 2001, the Company recognized impairment of its goodwill and intangible assets as discussed in Note 7.

     During the year ended September 30, 2000, the Company recorded $5.0 million and $766 thousand of goodwill and intangibles associated with its acquisitions of Dexton and iT-Soft (M.) Sdn. Bhd. (iT-Soft). During the year ended September 30, 1999, the Company wrote off $853 thousand in goodwill and workforce in place related to the discontinued product lines discussed in Note 10.

     Accrued expenses consist of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Employee compensation and benefits..........................  $ 3,564   $ 4,877
Accrued royalties...........................................      462       470
Accrued professional fees...................................      587     1,349
Dexton acquisition payable..................................    1,000       500
Other.......................................................    7,986     7,097
                                                              -------   -------
                                                              $13,599   $14,293
                                                              =======   =======

                            INFINIUM SOFTWARE, INC.

5.  OTHER INCOME, NET

     Other income, net consists of the following:

                                                                 FISCAL YEAR ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----   ------   ------
                                                                  (IN THOUSANDS)
Interest income.............................................  $ 748   $1,233   $1,445
Interest expense............................................   (117)     (25)      --
Gain on marketable equity securities........................     --       --    1,188
Write down of marketable equity security to market value....   (331)      --       --
Foreign exchange loss.......................................   (278)      26       --
Legal settlement............................................     --    4,870       --
                                                              -----   ------   ------
                                                              $  22   $6,104   $2,633
                                                              =====   ======   ======

6.  ACQUISITIONS

     On January 13, 2000, the Company acquired all of the outstanding capital stock of Dexton, a privately held supplier of Web-based customer relationship management solutions located in the Netherlands. The operating results of this acquired business have been included in the consolidated statement of operations from the date of acquisition. The purchase price of $7.6 million was comprised of $3.5 million in cash, a $500 thousand payment made in January in 2001, and a $1.0 million payment due in January 2002, the issuance of 320 thousand shares of Infinium common stock and acquisition expenses of $749 thousand. The acquisition was accounted for as a purchase, consequently, the purchase price was allocated to the acquired assets and assumed liabilities, based on their fair value at the date of acquisition, as follows:

                                                               (IN THOUSANDS)
                                                               --------------
Net tangible assets acquired................................       $  460
Intangible assets acquired:
  Customer base.............................................          716
  Workforce.................................................          802
  Current technology........................................        2,162
  Goodwill..................................................        3,449
                                                                   ------
     Total..................................................       $7,589
                                                                   ======

     On November 29, 1999, the Company acquired substantially all of the assets and liabilities of iT-Soft, a privately held value-added reseller of Infinium solutions located in Malaysia. The operating results of this acquired business have been included in the consolidated statement of operations from the date of acquisition. The transaction was consummated for $650 thousand in cash which was paid during the quarter ended December 31, 1999 and $84 thousand in acquisition expenses. The difference of $766 thousand between the purchase price and the net book value of the acquired assets and liabilities was allocated to goodwill.

     The acquisitions of Dexton and iT-Soft were accounted for as purchases. Accordingly, the results of operations of Dexton and iT-Soft and the fair market values of the acquired assets and assumed liabilities are included in the Company's financial statements as of their respective acquisition dates. The acquisitions were immaterial for purposes of pro forma financial statement presentation.

                            INFINIUM SOFTWARE, INC.

7.  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If an impairment is indicated, the asset is written down to its estimated fair value. During fiscal year 2001, the Company wrote down $4.7 million of impaired long-lived assets associated with the acquisition of Dexton, which was comprised of $721 thousand of goodwill, $2.4 million of intangibles, and $1.6 million of acquired technology. Additionally, $525 thousand and $347 thousand of goodwill associated with the acquisition of iT-Soft and Cort Directions, Inc., respectively, were written off. Based on the declining historical and forecasted operating results of Dexton, iT-Soft, and Cort, the estimated value of these assets to the Company has decreased. Based on the Company's expectation of future undiscounted net cash flows, these assets have been written down to their net realizable value. All of the above charges have been recorded in general and administrative expenses, with the exception of acquired technology, which has been recorded in cost of software license fees.

8.  CHANGE IN ESTIMATED USEFUL LIFE OF CAPITALIZED SOFTWARE

     At the beginning of the third quarter of fiscal year 2001, the Company determined that, because of a declining sales environment for certain of its products and faster production of product updates, certain capitalized software development costs on the balance sheet as of April 1, 2001 should be amortized prospectively over 18 months as opposed to the three-year life previously used. This resulted in additional amortization expense of $2.3 million for the year ended September 30, 2001. At the beginning of the fourth quarter, due to similar circumstances, the Company determined that certain other capitalized software development costs on the balance sheet as of July 1, 2001 should also be amortized prospectively over 18 months as opposed to the three-year life previously used. This resulted in additional amortization expense of $416 thousand for the year ended September 30, 2001.

9.  RESTRUCTURING AND OTHER SPECIAL ITEMS

     During fiscal 2001, the Company executed a plan to reduce its workforce as part of a continued company-wide cost-cutting effort. As a result of this action, 136 employees were involuntary terminated, representing 28 percent of the Company's workforce. Severance costs and related employee termination benefit costs of $2.2 million associated with these terminations have been recorded as a restructuring charge in fiscal year 2001. During fiscal year 2000, the Company recorded $1.9 million of expenses related to an 18 percent reduction in its workforce. These costs, which will be paid out through the second quarter of fiscal 2002, have been included in the Company's consolidated statement of operations as follows, based on employee function:

                                                               2001     2000
                                                              ------   ------
                                                              (IN THOUSANDS)
Cost of service and license fees............................     428      539
Research and development....................................     663      563
Sales and marketing.........................................     659      558
General and administrative..................................     462      199
                                                              ------   ------
                                                              $2,212   $1,859
                                                              ======   ======

     As of September 30, 2001 and 2000, the Company had accrued liability balances of $970 thousand, and $579 thousand, respectively, relating to these severance costs.

     In addition to the above amounts, the Company recorded severance and benefits costs of $1.1 million associated with the termination of four executives of the Company. Of this total charge, $546 thousand was recorded as sales and marketing expenses and $527 thousand was recorded as general and administrative expenses in the Company's consolidated statement of operations. As of September 30, 2001, $405 thousand had been paid out to the

                            INFINIUM SOFTWARE, INC.

former executives, leaving an accrued liability balance of $668 thousand. The remaining balance will be paid out through the end of fiscal year 2002.

     As part of the restructuring plan, the Company consolidated certain facilities. This consolidation led to the write-off of fixed assets in the amount of $546 thousand and the establishment of additional reserves for future lease obligation payments totaling $841 thousand. These charges have been recorded in general and administrative expenses. As of September 30, 2001, the Company had accrued liabilities of $612 thousand associated with the consolidation of these facilities. Additionally, $177 thousand was recorded for non-facilities leases and other administrative costs associated with the restructuring.

10.  DISCONTINUED PRODUCT LINES

     In September 1999, the Company decided to discontinue new release development of Infinium Financials for Microsoft Windows NT and Infinium Human Resources for Microsoft Windows NT. The Company provided maintenance and consulting services for existing customers until November 2000. Of the $9.5 million estimated costs related to these actions, $6.3 million, including $5.6 million related to the write-off of capitalized and purchased software due to unamortized capitalized costs exceeding the net realizable value of those assets and $727 thousand related to the write-off of prepaid royalties for third-party products sold with the discontinued product lines, is included in cost of software license fees. The remaining $3.2 million, including $2.3 million related to impaired receivables and $853 thousand related to the write-off of goodwill associated with the Company's acquisition of Time, is included in general and administrative expenses. The Company will continue to develop new releases and provide maintenance and consulting services for its AdvaNTage Payroll and Human Resources products for Microsoft Windows NT.

     In fiscal year 2000, the Company realized operating losses from its discontinued product line of $5.7 million. Operating expenses of $6.2 million was incurred to provide maintenance and support transition for customers to alternative software platforms and resolve disputes. Expenses for the discontinued lines recorded in cost of service, research and development, and general and administrative were $1.9 million, $2.1 million, and $2.2 million, respectively.

11.  DISCONTINUED OPERATIONS

     In September 2001, due to continued historical operating losses from its Application Service Provider ("ASP") business segment and the industry outlook for the ASP business generally, the Company's management decided to discontinue ASP by phasing out of the business segment over a period of six months. As a result, this business segment is classified as a discontinued operation in the consolidated statement of operations. Revenues from the Company's ASP business consist of monthly fees from ongoing services, including hosting, and are recognized daily as earned over the contract term, typically three years. Revenues attributable to the ASP business segment were $2.2 million and $321 thousand for fiscal year 2001 and 2000, respectively. The remaining net assets related to the ASP segment consist of accounts receivable from customers and current deferred revenue balances. In connection with the discontinuance of ASP, the Company wrote off $6.1 million of leasehold improvements and computers and equipment associated with the ASP business, determined to be unrecoverable in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). This charge has been classified within loss from operations of ASP segment in the consolidated statement of operations for fiscal year 2001.

12.  LEGAL SETTLEMENTS

     During the fourth fiscal quarter of 2000, the Company received the benefit of a $4.9 million legal settlement associated with the defense of its intellectual property. The benefit is recorded in other income. During fiscal 2000, the Company settled disputes associated with its discontinued product line. These amounts are included in general

                            INFINIUM SOFTWARE, INC.

and administrative expenses. During the second fiscal quarter of 1999, the Company settled a dispute with a former business partner for $350 thousand. The payment is classified within general and administrative expenses.

13.  GAIN ON INVESTMENT IN CONDUIT SOFTWARE, INC.

     During the third quarter of 1998, the Company made a $750 thousand equity investment in Conduit Software, Inc. ("Conduit"), a developer of employee self-service software. During the third quarter of 1999, Conduit was acquired in a stock for stock transaction by ProBusiness Services, Inc. ("ProBusiness"), and the Company was granted ProBusiness shares in exchange for its Conduit shares. Subsequently, during fiscal 1999, the Company sold 90 percent of its ProBusiness stock for $1.9 million. This resulted in a realized gain of $1.2 million that is included in other income. The remaining 10 percent of the stock is included in marketable securities at fair market value, and an unrealized gain on marketable equity securities of $28 thousand, related to the remaining 10 percent of the stock, is included in stockholders' equity.

14.  LINE OF CREDIT

     In October 2001, the Company entered into a line of credit with a financial institution under which it can borrow up to $3 million, based on certain asset-based balances. The agreement, which extends to December 31, 2002, contains certain financial covenants including a prohibition against the payment of dividends as well as minimum net deficit targets ranging from $19 million in 2001 to $10 million in May 2002. The Company has not borrowed under this line of credit. The interest rate on any funds that are borrowed would be at prime plus 1 percent.

15.  INCOME TAXES

     The components of the provision for (benefit from) income taxes are as follows:

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Current:
  Federal...................................................   $(2,155)    $(1,169)    $  (719)
  State.....................................................        --          67          55
  Foreign...................................................      (129)       (135)        394
                                                               -------     -------     -------
     Total current..........................................    (2,284)     (1,237)       (270)
                                                               -------     -------     -------
Deferred:
  Federal...................................................        --       7,499      (1,253)
  State.....................................................        --         370        (175)
  Foreign...................................................        --         228          --
                                                               -------     -------     -------
     Total deferred.........................................        --       8,097      (1,428)
                                                               -------     -------     -------
                                                               $(2,284)    $ 6,860     $(1,698)
                                                               =======     =======     =======

                            INFINIUM SOFTWARE, INC.

     The income tax provision (benefit) differs from an amount computed by applying the U.S. statutory federal income tax rate to pretax income as follows:

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Statutory federal income tax................................   $(9,049)    $(7,125)    $(1,379)
State income taxes..........................................      (397)       (225)        (79)
Research and development credits............................        --          --          --
Foreign tax rate differential...............................                    76         139
Decrease in reserves........................................    (2,284)         --          --
Other.......................................................    (1,123)        115        (379)
Increase in valuation allowance.............................    10,569      14,019          --
                                                               -------     -------     -------
                                                               $(2,284)    $ 6,860     $(1,698)
                                                               =======     =======     =======

     Deferred tax assets and liabilities are composed of the following:

                                                               FISCAL YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss and tax credit carryforwards...........  $ 19,700   $  6,789
  Intangible assets.........................................     1,705      4,168
  Deferred revenue..........................................     1,676      2,781
                                                                 1,961
  Accrued expenses and reserves not currently deductible....       265      2,151
  Other.....................................................        --        172
                                                              --------   --------
     Total deferred tax assets..............................    25,307     16,061
                                                              --------   --------
Deferred tax liabilities:
  Prepaid expenses deducted currently.......................       372        550
  Capitalized software development costs....................       347      1,076
  Other.....................................................        --        416
                                                              --------   --------
     Total deferred tax liabilities.........................       719      2,042
                                                              --------   --------
Total.......................................................    24,588     14,019
Less -- Valuation allowance.................................   (24,588)   (14,019)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

     Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its net operating losses, tax credits and temporary differences unless the Company can establish that it is more likely than not that the deferred tax asset would be realized. Due to the Company's recent history of net losses, the Company is precluded from recording a tax asset and has recorded a full valuation allowance against its otherwise recognizable deferred tax asset, in accordance with SFAS No. 109.

     During fiscal year 2001, the Company recorded a benefit of $2.3 million, primarily as a result of the favorable resolution of potential tax liabilities and a decrease of reserves as a result of increased net operating losses.

                            INFINIUM SOFTWARE, INC.

     As of September 30, 2001, the Company had net operating loss and tax credit carryforwards of approximately $48.4 million and $2.3 million, respectively, which expire at various dates through 2020.

     Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the annual limitation is determined in accordance with Section 382 of the Internal Revenue Code.

     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries because those earnings are intended to be permanently reinvested. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practical to estimate the amount of additional tax that might be payable on the foreign earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use against the Company's U.S. tax liability. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would not be material.

16.  STOCKHOLDERS' EQUITY

  STOCK OPTIONS

     In October 1995, the Board of Directors approved the 1995 Stock Plan ("the 1995 Plan"), which provides for the issuance of up to 3.5 million shares of common stock pursuant to the grant of qualified and non-qualified stock options, stock awards or purchase rights to employees, consultants, directors, and officers of the Company. Additionally, in February 1999, the Company amended the 1995 Plan to provide for the issuance of an additional 1.0 million shares of common stock. The options generally vest over a four-year period and have a term of 10 years. The Compensation Committee is composed of members of the Company's Board of Directors. The option price is set at the fair market value of the Company's stock on the date of the option grant, as determined by the Compensation Committee.

     The Company also has a 1989 Incentive Stock Option Plan ("the 1989 Plan") and a 1984 Incentive Stock Option Plan ("the 1984 Plan"), which authorized options for 2.8 million and 1.4 million shares of common stock, respectively, under terms similar to those described in the preceding paragraph. In conjunction with the approval of the 1995 Plan, the Board of Directors formally terminated the 1989 Plan, and as such no future grants will be made under this Plan. Authority to grant additional options under the 1984 Plan has expired.

     In October 1995, the Board of Directors approved the 1995 Non-Employee Director Stock Option Plan ("the Director Plan") under which options to purchase a maximum of 210 thousand shares of the Company's common stock may be granted to non-employee directors. Under the Director Plan, each non-employee director will be granted an option to purchase 28 thousand shares of common stock upon first joining the Board of Directors and 4.0 thousand shares at each successive annual meeting of stockholders, beginning at the Company's annual meeting of stockholders for the fiscal year ended September 30, 1996, at an exercise price per share equal to the then fair market value per common share. Options granted under the Director Plan become exercisable in four equal annual installments commencing one year after the date of grant provided that the optionee then remains a director or consultant. The term of each option granted under the Director Plan will be for a period of ten years from the date of the grant.

     At September 30, 2001, the Company had 1.7 million shares of its common stock available for future grant and had reserved 2.5 million shares of its common stock for issuance upon exercise of outstanding stock options under the Plans.

                            INFINIUM SOFTWARE, INC.

     Transactions under the 1984, 1989, 1995, and the Director Plans during the years ended September 30, 2001, 2000, and 1999 are summarized as follows:

                                                          FISCAL YEAR ENDED SEPTEMBER 30,
                                    ---------------------------------------------------------------------------
                                             2001                      2000                      1999
                                    -----------------------   -----------------------   -----------------------
                                                WEIGHTED                  WEIGHTED                  WEIGHTED
                                                AVERAGE                   AVERAGE                   AVERAGE
                                                EXERCISE                  EXERCISE                  EXERCISE
                                    SHARES       PRICE        SHARES       PRICE        SHARES       PRICE
                                    ------   --------------   ------   --------------   ------   --------------
                                                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Outstanding at beginning of
  period..........................   2,581       $6.19         3,264       $7.57        2,926        $8.28
  Granted.........................   1,766        1.56         1,324        4.85        1,183         5.64
  Exercised.......................      --          --          (266)       5.10         (189)        4.06
  Cancelled.......................  (1,859)       5.75        (1,741)       7.93         (656)        8.27
                                    ------                    ------                    -----
Outstanding at end of period......   2,488        3.23         2,581        6.19        3,264         7.57
                                    ======                    ======                    =====
Options exercisable at end of
  period..........................     731        6.01         1,400        6.78        1,792         7.79
Weighted average fair value of
  options granted during the
  period..........................               $0.99                     $3.24                     $3.62

     All options were granted at fair market value in fiscal years 2001, 2000, and 1999 except as noted below:

     Executive Compensation:

     On October 4, 2000, the Company issued 200 thousand options to purchase the Company's common stock to an executive of the Company at a price of $2.25 per share. The difference between the market value and the exercise price of the options is recorded as deferred stock-based compensation in the stockholders' equity (deficit) section of the balance sheet. Compensation expense is recorded over the vesting period of the options. Upon termination of the executive's employment during fiscal year 2001, the remaining outstanding options vested immediately, in accordance with the terms of the executive's original employment agreement. As a result, the remainder of the deferred stock-based compensation was expensed immediately.

     The following table summarizes the employee and director stock options outstanding at September 30, 2001:

                                       FISCAL YEAR ENDED SEPTEMBER 30, 2001
                  ------------------------------------------------------------------------------
                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -----------------------------------------------   ----------------------------
                                    WEIGHTED
                                    AVERAGE
                                   REMAINING          WEIGHTED                       WEIGHTED
   RANGE OF         SHARES      CONTRACTUAL LIFE      AVERAGE         SHARES         AVERAGE
EXERCISE PRICES   OUTSTANDING       (YEARS)        EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
                                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
 $ 0.68-$ 4.24       1,806            7.66             $ 1.91           233           $ 3.85
   4.25-  6.49         533            6.92               5.49           358             5.52
   6.50-  9.99          63            5.53               7.07            58             7.12
  10.00- 14.99          33            4.34              11.16            33            11.16
 $15.00-$16.13          53            6.14              16.03            49            16.02
                     -----                                              ---
                     2,488                                              731
                     =====                                              ===

                            INFINIUM SOFTWARE, INC.

  FAIR VALUE DISCLOSURES

     Had compensation cost for the Company's option plans, employee stock purchase plan and restricted stock plan been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             ---------   ---------   --------
                                                                (IN THOUSANDS, EXCEPT FOR
                                                                     PER SHARE DATA)
Net loss:
  As reported..............................................  $(24,332)   $(27,816)   $(2,360)
  Pro forma................................................   (24,879)    (30,295)    (6,014)
Basic loss per share:
  As reported..............................................  $  (1.88)   $  (2.20)   $ (0.19)
  Pro forma................................................     (1.92)      (2.39)     (0.48)
Diluted loss per share:
  As reported..............................................  $  (1.88)   $  (2.20)   $ (0.19)
  Pro forma................................................     (1.92)      (2.39)     (0.48)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable period: dividend yield of 0.0 percent for all periods; risk-free interest rates (weighted average) 4.66 percent, 6.37 percent, and 5.00 percent for options granted during the year ended September 30, 1999, 2000, and 2001, respectively; weighted average expected option term of five years for all periods; and volatilities of 75 percent for the year ended September 30, 1999, 77 percent for the year ended September 30, 2000, and 80 percent for the year ended September 30, 2001. The fair value of shares purchased under the Employee Stock Purchase Plan is based on the number of shares purchased and the pre-discounted purchase price. The fair value of options cancelled in connection with the issuance of restricted stock were valued at the time of cancellation using an expected option life of 1.75 years for vested options and 2 years for unvested options.

  1995 EMPLOYEE STOCK PURCHASE PLAN

     On October 2, 1995, the Board of Directors approved the 1995 Employee Stock Purchase Plan (the Purchase Plan), which enables eligible employees to purchase shares of the Company's common stock. The Purchase Plan is administered by the Compensation Committee of the Board of Directors. Under the Purchase Plan, eligible employees may purchase common shares during six-month payment periods. The exercise price per share is 85 percent of the lesser of the market price per share on the first or last business day of the six-month period. The maximum number of shares of common stock that an employee may purchase in any six-month period is 500 shares. An employee's rights under the Purchase Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The Company has reserved 1.4 million shares of common stock for issuance under the Purchase Plan.

     The first period commenced on November 17, 1995 (the effective date of the Company's initial public offering) and ended on June 30, 1996. Employees purchased 48 thousand shares of stock at $9.35 per share. In subsequent six-month periods, employees purchased 40 thousand shares of stock at $7.12 per share, 33 thousand shares of stock at $7.44 per share, 39 thousand shares of stock at $8.29 per share, 32 thousand shares of stock at $11.79 per share, 58 thousand shares of stock at $5.31 per share, 55 thousand shares of stock at $4.46 per share, 48 thousand shares of stock at $4.41 per share, 52 thousand shares of stock at $3.40 per share, 50 thousand shares of stock at $1.33 per share, and 39 thousand shares of stock at $0.96 per share.

                            INFINIUM SOFTWARE, INC.

  STOCK REPURCHASE PROGRAM

     In February 1998, the Company announced a stock repurchase program for up to $6.0 million of common stock to use to meet requirements of its employee stock option and stock purchase plans. No minimum number or value of shares to be repurchased was fixed nor was a time limit set for the duration of the program. The Company repurchased 191 thousand shares at an aggregate cost of $2.9 million and reissued 102 thousand shares during the year ended September 30, 1998. The Company repurchased 622 thousand shares at an aggregate cost of $3.0 million for the year ended September 30, 1999, and reissued 301 thousand shares during that same 12-month period. On October 29, 1999, the Company's Board of Directors approved a new stock repurchase program (the "1999 Program") authorizing the Company to repurchase an additional $10 million of common stock to use to meet requirements of its employee stock option and stock purchase plan. No minimum number or value of shares to be repurchased has been fixed for the new program nor has a time limit as to the duration of the program been established. During fiscal 2000, the Company did not repurchase any shares of common stock under the 1999 Program. During fiscal 2001, the Company repurchased 210 thousand shares of common stock for an aggregate repurchase price of $22 thousand and reissued 82 thousand shares. In addition, during fiscal 2001, the Company issued 430 thousand shares of restricted common stock, 192 thousand shares of which were from repurchases in fiscal 2001 of unvested restricted common stock from departed employees (at a repurchase price of $0.01 per share).

  ISSUANCE OF RESTRICTED STOCK

     On January 10, 2001, the Company instituted a Stock Option Exchange Program (the Program). Under the provisions of the Program, employees were allowed to exchange any of their stock options for shares of restricted stock on January 31, 2001, in general, at a rate of three options for each share of restricted stock. At January 31, 2001, the Company issued approximately 179,000 shares and cancelled approximately 537,000 options. At the close of business on January 31, 2001, the share price of the Company's stock was $2.13 per share. On February 9, 2001, additional restricted stock grants of 225,000 shares were awarded to executive management and an additional 16,000 and 10,000 restricted stock grants were awarded to other employees on January 22, 2001 and March 12, 2001, respectively. The fair market value of the Company's stock was $1.50 per share at the close of business on January 22, 2001 and $1.94 and $1.75 per share at the close of business on February 9, 2001 and March 12, 2001, respectively. The cost of the Program was $382 thousand, and the cost of the additional restricted stock grants was $436 thousand for the awards to executive management and $42 thousand for the awards to other employees. The combined cost of these events approximates $860 thousand, which will be amortized over the vesting period of the restricted stock grants, which range from 21 to 24 months. During the year ended September 30, 2001, the Company recognized $108 thousand in expenses for the Program, $72 thousand in expenses for executive management, and $26 thousand for the grants to other employees.

17.  RETIREMENT SAVINGS PLAN

     The Company has a savings and profit sharing plan covering all eligible employees, which is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company may, at its option, provide matching contributions of up to 50 percent of each participating employee's contributions to the plan, subject to a maximum of up to 3 percent of compensation. Total contributions by the Company to the plan for the years ended September 30, 2001, 2000, and 1999 were $413 thousand, $794 thousand, and $843 thousand, respectively.

     In June 1996, a Group Personal Pension Plan was established for eligible employees in the United Kingdom, allowing employees to contribute a percentage of their salaries into a personal retirement savings plan. Company contributions to individual plans aggregated $83 thousand, $135 thousand, and $157 thousand for the years ended September 30, 2001, 2000, and 1999, respectively.

     A Registered Retirement Savings Plan was established in August 1997, allowing eligible employees in Canada to contribute a percentage of their compensation into a retirement savings plan. Total contributions by the Company

                            INFINIUM SOFTWARE, INC.

to this plan for the years ended September 30, 2001, 2000, and 1999 were $21 thousand, $28 thousand, and $33 thousand, respectively.

     Contributions for retirement savings plans associated with the Company's entities in Malaysia and the Netherlands were $53 thousand and $51 thousand, respectively, in fiscal year 2001 and $32 thousand and $8 thousand, respectively, in fiscal year 2000.

18.  SEGMENT INFORMATION AND GEOGRAPHIC AREAS

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 superseded Statement of Financial Accounting Standards No. 14 ("SFAS No. 14"), Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas, and major customers.

     The Company has determined that its reportable business segments are North American Operations (all operations in the United States and Canada, including Infinium, the Cort Payroll Unit and ASP) and International Operations.

     The Company offers enterprise-level business software applications designed to automate back-office and certain front-office operations of its customers. The Company's products can function as stand-alone applications or as integrated suites of applications and may be integrated with products from other vendors. The Company's products are designed to provide users significant functionality as well as the flexibility and ease of use of network-centric computing, while retaining low cost of ownership.

     In the fourth quarter of fiscal year 2001, the Company decided to discontinue its ASP business unit. The Company recorded a charge of $1.8 million associated with the disposal of the ASP segment. Additionally, the Company realized operating losses from its discontinued ASP business of $8.2 million and $11.7 million for the year's ended September 30, 2000 and 2001, respectively. Included in the loss from operations of the discontinued segment is a $6.1 million charge for the write-off of fixed asset balances.

     The Company offers through its AdvaNTage Business Unit a comprehensive human resources management system (HRMS) developed for Microsoft's Windows NT operating system called Infinium AdvaNTage HRMS, and Employee Self Service system and a Web-native enterprise resource management portal called Infinium AdvaNTage e-Resources. The HRMS product suite includes two applications, a payroll and a human resources information system. The Infinium AdvaNTage Payroll system is designed to easily manage the most complex payroll requirements. The Infinium AdvaNTage HRMS system is designed to be a proactive personnel, benefits, and applicant management tool. The Infinium AdvaNTage e-Resources system is designed to provide a centrally managed business intelligence, recruitment, self service and fully functional human resources solution, delivered over the internet and through a browser.

     The Infinium AdvaNTage HRMS, Payroll, Employee Self Service and e-Resources systems can be utilized either as separate applications or as an integrated suite. The systems utilize Microsoft SQL server database management systems.

                            INFINIUM SOFTWARE, INC.

     The following table presents a summary of operating information and certain year-end balance sheet information by business segment for the years ended September 30, 2001, 2000, and 1999:

                                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
Revenue:
  North American operations:
  Infinium................................................  $ 62,332    $ 79,228    $107,814
  Cort payroll unit.......................................     4,717       5,384       5,677
  ASP.....................................................     2,231         321          --
                                                            --------    --------    --------
  Total North American Operations.........................    69,280      84,933     113,491
  International operations................................     7,021       8,122       8,514
                                                            --------    --------    --------
  Consolidated............................................    76,301      93,055     122,005
  Less discontinued operations............................    (2,231)       (321)         --
                                                            --------    --------    --------
  Consolidated continuing operations......................  $ 74,070    $ 92,734    $122,005
                                                            ========    ========    ========
Operating loss:
  North American operations:
  Infinium................................................  $ (7,639)   $(11,840)   $ (2,505)
  Cort payroll unit.......................................    (1,729)     (1,140)       (637)
  ASP.....................................................   (11,658)     (8,112)         --
                                                            --------    --------    --------
  Total North American Operations.........................   (21,026)    (21,092)     (3,142)
  International operations................................    (3,801)     (5,968)     (3,549)
                                                            --------    --------    --------
  Consolidated............................................   (24,827)    (27,060)     (6,691)
  Less discontinued operations............................    11,658       8,112           0
                                                            --------    --------    --------
  Consolidated continuing operations......................  $(13,169)   $(18,948)   $ (6,691)
                                                            ========    ========    ========
Identifiable Assets:
  North American operations:
  Infinium................................................  $ 31,794    $ 57,519    $ 87,015
  Cort payroll unit.......................................       435       1,902       1,798
  ASP-Discontinued Operations.............................       233       7,211          --
                                                            --------    --------    --------
  Total North American Operations.........................    32,462      66,632      88,813
  International operations................................     2,835       4,617       5,068
                                                            --------    --------    --------
  Consolidated............................................  $ 35,297    $ 71,249    $ 93,881
                                                            ========    ========    ========

     Geographically, revenues are reflected in the geographic areas from which the sales are made. Fiscal years 2001 and 2000 revenues from discontinued operations of $2.2 million and $321 thousand, respectively, are included in

                            INFINIUM SOFTWARE, INC.

United States balances. Information related to the Company's revenues from unaffiliated customers in different geographical areas is as follows:

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2001       2000       1999
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Revenues
  United States.............................................  $67,690    $82,422    $109,060
  United Kingdom............................................    4,096      5,723       7,749
  Canada....................................................    1,589      2,510       4,431
  Other.....................................................    2,926      2,400         765
                                                              -------    -------    --------
  Consolidated..............................................  $76,301    $93,055    $122,005
                                                              =======    =======    ========

     Information related to the Company's long-lived assets by geographical area is as follows:

                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Long-lived assets
  United States.............................................  $10,241   $28,772   $18,544
  United Kingdom............................................       61       133       286
  Canada....................................................       76        73        62
  Other.....................................................       60       850        58
                                                              -------   -------   -------
  Consolidated..............................................  $10,438   $29,828   $18,950
                                                              =======   =======   =======

     No single customer accounted for more than 10 percent of the Company's consolidated revenues for the years ended September 30, 2001, 2000, and 1999.

19.  RELATED PARTY TRANSACTIONS

LIFE INSURANCE TRUSTS

     One current principal stockholder and two former principal stockholders of the Company have split-dollar life insurance policies (the Policies). The Policies are owned by various trusts. The trusts have executed Collateral Assignment Agreements for the benefit of the Company. Under the Collateral Assignment Agreements, the Company originally paid the annual premiums under the Policies. Effective October 1, 1996, the Collateral Assignment Agreements for the two former principal stockholders were amended so that the trusts (rather than the Company) were obligated from that date to make all premium payments under the Policies. In March 1998, the Company paid the last premium payments required under the current principal stockholder's Policies to make them self-funding as of that date. The Company has made no premium payments under the Policies for the years ended September 30, 2001, 2000, and 1999, respectively. The premium payments made under the Policies were recorded as advances to the trusts and are secured by the cash surrender value of related insurance policies. Cash advances in excess of the cash surrender value of the related insurance policies were expensed when advanced. Total advances due from the trusts amounted to $2.1 million at September 30, 2001 and are included in other assets on the consolidated balance sheet. The Collateral Assignment Agreements can be terminated (i) by the applicable trust on 30 days' written notice to the Company, (ii) upon the failure of the applicable trust to make annual premium payments, (iii) at the applicable trust's election to receive a release of the assignment of the Policies from the Company, or (iv) by the Company if the cash surrender value declines and the Company is not willing to accept substitute collateral. Upon termination of the Collateral Assignment Agreement, the trust must immediately repay to the Company the amounts of premium advances made by the Company. If a Collateral Assignment Agreement is

                            INFINIUM SOFTWARE, INC.

not terminated and the principal stockholder dies, the death benefits will be paid first to the Company to the extent of the advances.

OTHER

     During fiscal year 2000, the Company entered into a consulting agreement with Wianno Ventures which is controlled by a relative of an executive officer of the Company. The Company incurred and paid $122 thousand in fees for services rendered. Management believes the services rendered and fees incurred are based on terms and conditions which occur during the normal course of business.

20.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company has several operating lease agreements primarily involving real estate and computers and equipment. The Company also has a capital lease involving computer equipment. These leases are non-cancelable and expire on various dates through 2002 except for the Company's Lexington, Massachusetts, facility lease, which expires in 2003; Hyannis, Massachusetts, facility lease, which expires in 2005; Alpharetta, Georgia, facility lease, which expires in 2003; London, England, facility lease, which expires in 2014;; Lisle, Illinois, facility lease, which expires in 2005; Las Vegas, Nevada, facility lease, which expires in 2004; Irvine, California, facility lease, which expires in 2005; Markham, Ontario facility lease which expires in 2006; and a computer equipment lease that expires in 2005.

     The following is a schedule by year of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments as of September 30, 2001:

                                                              CAPITAL   OPERATING
FISCAL YEAR                                                   LEASES     LEASES
-----------                                                   -------   ---------
                                                                (IN THOUSANDS)
2002........................................................  $  372     $ 4,032
2003........................................................     325       2,844
2004........................................................     231       2,164
2005........................................................     152       1,357
2006........................................................                 474
Thereafter..................................................       0       3,478
                                                              ------     -------
Total future minimum lease payments.........................  $1,080     $14,349
Less amount representing interest...........................    (317)
                                                              ------
Present value of net minimum lease payments.................     763
Less current maturities of capital lease obligations........    (239)
                                                              ------
Capital lease obligations, less current portion.............  $  524
                                                              ======

     Total rent expense for operating leases was $5.8 million, $5.7 million, and $5.0 million for the years ended September 30, 2001, 2000, and 1999, respectively. Total interest paid for capital leases was $117 thousand and $25 thousand for fiscal year 2001 and 2000, respectively. Accumulated amortization related to equipment leased under capital leases was $294 thousand as of September 30, 2001.

LEGAL MATTERS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business; including, litigation related to the discontinuance of its NT product lines. The Company

                            INFINIUM SOFTWARE, INC.

believes that it is not a party to any legal proceedings which individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

21.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth the unaudited quarterly statement of operations data for each of the eight quarters in the period ended September 30, 2001. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our results of operations for those periods and have been prepared on the same basis as the audited consolidated financial statements. The "as adjusted" column reflects the discontinuance of the Company's ASP business segment (See Note 11). The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                Q1'00                   Q2'00                   Q3'00                   Q4'00
                                    Q1'00         AS        Q2'00         AS        Q3'00         AS        Q4'00         AS
                                      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY
                                   ADJUSTED    REPORTED    ADJUSTED    REPORTED    ADJUSTED    REPORTED    ADJUSTED    REPORTED
                                   --------   ----------   --------   ----------   --------   ----------   --------   ----------
                                                                  ($000'S, EXCEPT PER SHARE DATA)
Revenue:
  Software license fees..........    3,758       3,758       4,552       4,552       5,132       5,132       7,031       7,031
  Service revenue................   19,763      19,763      18,034      18,034      16,759      16,780      17,705      18,005
                                   -------      ------      ------      ------      ------     -------     -------     -------
Total Revenue....................   23,521      23,521      22,586      22,586      21,891      21,912      24,736      25,036
                                   -------      ------      ------      ------      ------     -------     -------     -------
Operating costs and expenses:
  Cost of software license
    fees.........................    1,561       1,561       1,574       1,574       1,752       1,752       2,214       2,214
  Cost of services...............    8,662       8,731       8,745       9,123       7,764       8,267       6,392       7,707
  Research & development.........    5,017       5,017       4,629       4,629       6,139       6,139       5,511       5,567
  Sales & marketing..............    8,317       8,317       9,036       9,236       9,937      13,620       8,812       9,637
  General & administrative.......    2,705       2,705       3,006       3,125       4,340       4,842       5,569       6,352
                                   -------      ------      ------      ------      ------     -------     -------     -------
Total operating costs and
  expenses.......................   26,262      26,331      26,990      27,687      29,932      34,620      28,498      31,477
                                   -------      ------      ------      ------      ------     -------     -------     -------
Income (loss) from operations....   (2,741)     (2,810)     (4,404)     (5,101)     (8,041)    (12,708)     (3,762)     (6,441)
Other income, net................      404         404         374         374         295         295       5,031       5,031
                                   -------      ------      ------      ------      ------     -------     -------     -------
Income (loss) from continuing
  operations before provisions
  for (benefit from) taxes.......   (2,337)     (2,406)     (4,030)     (4,727)     (7,746)    (12,413)      1,269      (1,410)
Provision for(benefit from)
  income taxes...................     (891)       (891)     (1,534)     (1,534)     (4,215)     (4,215)     13,500      13,500
                                   -------      ------      ------      ------      ------     -------     -------     -------
Income (loss) from continuing
  operations.....................   (1,446)     (1,515)     (2,496)     (3,193)     (3,531)     (8,198)    (12,231)    (14,910)
Discontinued operations:
  Loss from operations of ASP
    segment......................       69           0         697           0       4,667           0       2,679           0
  Loss from disposal of ASP
    segment......................
                                   -------      ------      ------      ------      ------     -------     -------     -------
Net Loss.........................   (1,515)     (1,515)     (3,193)     (3,193)     (8,198)     (8,198)    (14,910)    (14,910)
                                   =======      ======      ======      ======      ======     =======     =======     =======

                            INFINIUM SOFTWARE, INC.

                                                Q1'00                   Q2'00                   Q3'00                   Q4'00
                                    Q1'00         AS        Q2'00         AS        Q3'00         AS        Q4'00         AS
                                      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY
                                   ADJUSTED    REPORTED    ADJUSTED    REPORTED    ADJUSTED    REPORTED    ADJUSTED    REPORTED
                                   --------   ----------   --------   ----------   --------   ----------   --------   ----------
                                                                  ($000'S, EXCEPT PER SHARE DATA)
Earnings Per Share:
  Basic Earnings (Loss) per share
    from continuing operations...  $ (0.11)     $(0.12)     $(0.20)     $(0.25)     $(0.28)    $ (0.64)    $ (0.95)    $ (1.16)
                                   =======      ======      ======      ======      ======     =======     =======     =======
  Basic (Loss) per share from ASP
    segment......................  $ (0.01)     $(0.00)     $(0.05)     $(0.00)     $(0.36)    $ (0.00)    $ (0.21)    $ (0.00)
                                   =======      ======      ======      ======      ======     =======     =======     =======
  Basic and diluted (Loss) per
    share, net...................  $ (0.12)     $(0.12)     $(0.25)     $(0.25)     $(0.64)    $ (0.64)    $ (1.16)    $ (1.16)
                                   =======      ======      ======      ======      ======     =======     =======     =======
  Weighted average shares
    outstanding -- basic.........   12,242      12,242      12,709      12,709      12,838      12,838      12,884      12,884
                                   =======      ======      ======      ======      ======     =======     =======     =======
  Weighted average shares
    outstanding -- diluted.......   12,242      12,242      12,709      12,709      12,838      12,838      12,884      12,884
                                   =======      ======      ======      ======      ======     =======     =======     =======

                                                Q1'01                   Q2'01                   Q3'01                   Q4'01
                                    Q1'01         AS        Q2'01         AS        Q3'01         AS        Q4'01         AS
                                      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY
                                   ADJUSTED    REPORTED    ADJUSTED    REPORTED    ADJUSTED    REPORTED    ADJUSTED    REPORTED
                                   --------   ----------   --------   ----------   --------   ----------   --------   ----------
                                                                  ($000'S, EXCEPT PER SHARE DATA)
Revenue:
  Software license fees..........    3,767       3,767       3,010       3,010       1,319        1,319      2,267       2,267
  Service revenue................   18,229      18,637      15,902      16,510      14,601       15,403     14,975      14,975
                                   -------     -------     -------     -------     -------     --------    -------     -------
Total Revenue....................   21,996      22,404      18,912      19,520      15,920       16,722     17,242      17,242
                                   -------     -------     -------     -------     -------     --------    -------     -------
Operating costs and expenses:
  Cost of software license
    fees.........................    1,416       1,416       1,231       1,231       4,782        4,782        728         728
  Cost of services...............    5,474       7,115       5,218       6,808       4,975        6,437      3,637       3,637
  Research & development.........    3,918       3,918       3,948       3,948       4,689        4,689      3,610       3,610
  Sales & marketing..............    8,017       8,552       7,178       7,632       6,992        7,291      4,995       4,995
  General & administrative.......    2,380       2,538       2,921       2,921       8,161        8,268      2,969       2,969
                                   -------     -------     -------     -------     -------     --------    -------     -------
Total operating costs and
  expenses.......................   21,205      23,539      20,496      22,540      29,599       31,467     15,939      15,939
                                   -------     -------     -------     -------     -------     --------    -------     -------
Income (loss) from operations....      791      (1,135)     (1,584)     (3,020)    (13,679)     (14,745)     1,303       1,303
Other income, net................      230         230          80          80         (12)         (12)      (276)       (276)
                                   -------     -------     -------     -------     -------     --------    -------     -------
Income (loss) from continuing
  operations before provision for
  (benefit from) taxes...........    1,021        (905)     (1,504)     (2,940)    (13,691)     (14,757)     1,027       1,027
Provision for(benefit from)
  income taxes...................        0           0           0           0        (817)        (817)    (1,467)     (1,467)
                                   -------     -------     -------     -------     -------     --------    -------     -------
Income (loss) from continuing
  operations.....................    1,021        (905)     (1,504)     (2,940)    (12,874)     (13,940)     2,494       2,494
Discontinued operations:
Loss from operations of ASP
  segment........................    1,926           0       1,436           0       1,066            0      7,230       7,230
Loss from disposal of ASP
  segment........................                                                                            1,811       1,811
                                   -------     -------     -------     -------     -------     --------    -------     -------
Net Loss.........................     (905)       (905)     (2,940)     (2,940)    (13,940)     (13,940)    (6,547)     (6,547)
                                   =======     =======     =======     =======     =======     ========    =======     =======

                            INFINIUM SOFTWARE, INC.

                                                Q1'01                   Q2'01                   Q3'01                   Q4'01
                                    Q1'01         AS        Q2'01         AS        Q3'01         AS        Q4'01         AS
                                      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY
                                   ADJUSTED    REPORTED    ADJUSTED    REPORTED    ADJUSTED    REPORTED    ADJUSTED    REPORTED
                                   --------   ----------   --------   ----------   --------   ----------   --------   ----------
                                                                  ($000'S, EXCEPT PER SHARE DATA)
Earnings Per Share:
  Basic Earnings (Loss) per share
    from continuing operations...  $  0.08     $ (0.07)    $ (0.12)    $ (0.23)    $ (1.00)    $  (1.08)   $  0.19     $  0.19
                                   =======     =======     =======     =======     =======     ========    =======     =======
  Basic (Loss) per share from ASP
    segment......................  $ (0.15)    $  0.00     $ (0.11)    $  0.00     $ (0.08)    $   0.00    $ (0.70)    $ (0.70)
                                   =======     =======     =======     =======     =======     ========    =======     =======
  Basic and diluted (Loss) per
    share, net...................  $ (0.07)    $ (0.07)    $ (0.23)    $ (0.23)    $ (1.08)    $  (1.08)   $ (0.51)    $ (0.51)
                                   =======     =======     =======     =======     =======     ========    =======     =======
  Weighted average shares
    outstanding -- basic.........   12,884      12,884      12,920      12,920      12,950       12,950     13,002      13,002
                                   =======     =======     =======     =======     =======     ========    =======     =======
  Weighted average shares
    outstanding -- diluted.......   12,884      12,884      12,920      12,920      12,950       12,950     13,004      13,004
                                   =======     =======     =======     =======     =======     ========    =======     =======

                                                                     SCHEDULE II

                            INFINIUM SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

COLUMN A                             COLUMN B           COLUMN C            COLUMN D    COLUMN E   COLUMN F
--------                             ---------   -----------------------   ----------   --------   --------
                                                 CHARGED TO   CHARGED TO
DESCRIPTION                          BEGINNING    EXPENSE       OTHER      DEDUCTIONS    OTHER      ENDING
-----------                          ---------   ----------   ----------   ----------   --------   --------
FISCAL YEAR 2001
Allowance for Doubtful Accounts....   $ 3,455      $  217      $    --      $(1,796)      $--      $ 1,876
Tax Valuation Allowance............    14,019          --       10,569           --        --       24,588
FISCAL YEAR 2000
Allowance for Doubtful Accounts....     4,229         126           --         (949)       49        3,455
Tax Valuation Allowance............        --          --       14,019           --        --       14,019
FISCAL YEAR 1999
Allowance for Doubtful Accounts....   $ 1,650      $2,679      $    --      $  (100)      $--      $ 4,229