Form 10-Q
period 2001-12-31
INFINIUM SOFTWARE INC
filed 2002-02-13
CIK 1002044

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

                For the quarterly period ended December 31, 2001

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


The number of shares outstanding of the registrant's Common Stock on January 31, 2002 was 13,453,206.


================================================================================

                             INFINIUM SOFTWARE, INC.

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

  ITEM 1. Financial Statements

            Consolidated Balance Sheet at December 31, 2001 (unaudited) and
            September 30, 2001 ............................................   3

            Consolidated Statement of Operations for the three months ended
            December 31, 2001 (unaudited) and 2000 (unaudited) ............   4

            Consolidated Statement of Cash Flows for the three months ended
            December 31, 2001 (unaudited) and 2000 (unaudited) ............   5

            Notes to Consolidated Financial Statements (unaudited) ........   6

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................  11

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ......  15

PART II - OTHER INFORMATION

  ITEM 1. Legal Proceedings ...............................................  16

  ITEM 2. Changes in Securities ...........................................  16

  ITEM 3. Defaults Upon Senior Securities .................................  16

  ITEM 4. Submission of Matters to a Vote of Security Holders .............  16

  ITEM 5. Other Information ...............................................  16

  ITEM 6. Exhibits and Reports on Form 8-K ................................  16

SIGNATURE .................................................................  17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INFINIUM SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                                    2001             2001
                                                                                    ----             ----
                                                                                (UNAUDITED)
                                  ASSETS

Current assets:

  Cash and cash equivalents ..............................................        $ 12,201         $ 13,210
  Marketable securities at fair market value .............................           1,461            2,076
  Accounts receivable, less allowance for doubtful accounts of $1,602 and $1,876 at December 31, 2001 and September 30, 2001,
    respectively .........................................................           8,199            6,841
  Prepaid expenses and other current assets ..............................           2,125            2,499
  Net current assets of discontinued operations ..........................             382              233
                                                                                  --------         --------
          Total current assets ...........................................          24,368           24,859

Property and equipment, net ..............................................           6,413            6,958
Capitalized software development costs, net ..............................             893            1,122
Other assets .............................................................           2,358            2,358
                                                                                  --------         --------
          Total assets ...................................................        $ 34,032         $ 35,297
                                                                                  ========         ========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Accounts payable .......................................................        $  3,207         $  4,345
  Accrued expenses .......................................................          11,440           12,505
  Current liabilities of discontinued operations .........................             519            1,094
  Income taxes payable ...................................................             307              282
  Lease obligations, short-term portion ..................................             248              239
  Deferred revenue .......................................................          26,026           27,588
                                                                                  --------         --------
          Total current liabilities ......................................          41,747           46,053
                                                                                  --------         --------

Lease obligations, long-term portion .....................................             458              524
Deferred revenue .........................................................           1,665            1,400
                                                                                  --------         --------
          Total liabilities ..............................................          43,870           47,977
                                                                                  --------         --------

Common stock, $0.01 par value; authorized 40,000 shares, issued 13,662 and
  13,365 shares at December 31, 2001 and September 30,
  2001, respectively .....................................................             137              134
Additional paid-in capital ...............................................          39,135           38,936
Deferred stock-based compensation ........................................            (428)            (297)
Accumulated deficit ......................................................         (48,641)         (51,362)
Accumulated other comprehensive loss .....................................             (11)             (69)
                                                                                  --------         --------
                                                                                    (9,808)         (12,658)
                                                                                  --------         --------
Less: treasury stock at cost, 188 and 171 shares at December 31, 2001
    and September 30, 2001 ...............................................             (30)             (22)
                                                                                  --------         --------
          Total stockholders' deficit ....................................          (9,838)         (12,680)
                                                                                  --------         --------
          Total liabilities and stockholders' deficit ....................        $ 34,032         $ 35,297
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

                             INFINIUM SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                          2001           2000
                                                          ----           ----
REVENUE:
  Software license fees ..........................      $  2,160       $  3,767
  Services revenue ...............................        14,175         18,229
                                                        --------       --------
          Total revenue ..........................        16,335         21,996
                                                        --------       --------

OPERATING COSTS AND EXPENSES:
  Cost of software license fees ..................           376          1,416
  Cost of services ...............................         4,148          5,474
  Research and development .......................         2,793          3,918
  Sales and marketing ............................         4,301          8,017
  General and administrative .....................         1,952          2,380
                                                        --------       --------
          Total operating costs and expenses .....        13,570         21,205
                                                        --------       --------

Income from operations ...........................         2,765            791
Other income (loss), net .........................           (44)           230
                                                        --------       --------
Income from continuing operations before provision
      for income taxes ...........................         2,721          1,021
Provision for income taxes .......................            --             --
                                                        --------       --------
Income from continuing operations ................         2,721          1,021

DISCONTINUED OPERATIONS:
Loss from operations of ASP segment ..............            --         (1,926)
                                                        --------       --------

NET INCOME (LOSS) ................................      $  2,721       $   (905)
                                                        ========       ========

Basic and diluted income per share from
     continuing operations .......................      $   0.21       $   0.08
                                                        ========       ========

Basic and diluted loss per share from
     ASP segment .................................      $     --       $  (0.15)
                                                        ========       ========

Basic and diluted income (loss) per share, net ...      $   0.21       $  (0.07)
                                                        ========       ========

Weighted average shares outstanding - basic ......        13,035         12,884
                                                        ========       ========

Weighted average shares outstanding - diluted ....        13,206         12,884
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

                             INFINIUM SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                                 2001           2000
                                                                                 ----           ----
Cash flows from operating activities:

Net income (loss) .......................................................      $  2,721       $   (905)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
     Loss from discontinued operations ..................................            --          1,926
     Depreciation and amortization ......................................           792          1,794
     Write-down of marketable securities ................................             8             --
     Allowance for doubtful accounts ....................................            20             40
     Non-cash compensation ..............................................            71             15
     Changes in operating assets and liabilities, net of effects from the acquisitions of businesses:
         Accounts receivable ............................................        (1,404)         5,653
         Prepaid expenses and other current assets ......................           367          1,529
         Accounts payable ...............................................          (343)        (1,390)
         Accrued expenses and other long-term liabilities ...............        (1,049)        (2,132)
         Income taxes payable ...........................................            28            930
         Deferred revenue ...............................................        (1,251)        (4,272)
                                                                               --------       --------
         Net cash (used in) provided by continuing operations ...........           (40)         3,188
         Net cash used in discontinued operations .......................        (1,510)        (1,964)
                                                                               --------       --------
    Net cash (used in) provided by operating activities .................        (1,550)         1,224
                                                                               --------       --------

Cash flows from investing activities:
  Purchase of marketable securities .....................................            --         (1,276)
  Sale of marketable securities .........................................           607            499
  Purchase of property and equipment ....................................            (9)          (292)
  Capitalization of internal software development costs .................            (8)          (819)
                                                                               --------       --------
          Net cash provided by (used in) investing activities ...........           590         (1,888)
                                                                               --------       --------

Cash flows from financing activities:
 Payments on capitalized lease obligations ..............................           (57)           (22)
 Purchase of treasury stock .............................................            (8)            --
 Proceeds from exercise of stock options and employee stock
    purchase plan .......................................................             1             --
                                                                               --------       --------
          Net cash used in financing activities .........................           (64)           (22)
                                                                               --------       --------

Effect of foreign exchange rate changes on cash and cash
    equivalents .........................................................            15             57
                                                                               --------       --------
Net decrease in cash and cash equivalents ...............................        (1,009)          (629)
                                                                               --------       --------
Cash and cash equivalents, beginning of period ..........................        13,210         17,665
Cash and cash equivalents, end of period ................................      $ 12,201       $ 17,036
                                                                               ========       ========

Supplemental disclosure of non-cash investing and financing activities:
  Issuance of restricted stock ..........................................      $    234       $     --



   The accompanying notes are an integral part of the consolidated financial statements.

                             INFINIUM SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1.        BASIS OF PRESENTATION

         The information at December 31, 2001 and September 30, 2001 and for the three month periods ended December 31, 2001 and December 31, 2000 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three month period ended December 31, 2001 are not necessarily indicative of operating results for the full fiscal year.

         Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.        COMPREHENSIVE INCOME (LOSS)

         The table below sets forth comprehensive income and loss as defined by Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, for the three month periods ended December 31, 2001 and 2000:

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                           2001           2000
                                                           ----           ----
Net income (loss) ...............................        $ 2,721        $  (905)
Other comprehensive income (loss):
Foreign currency translation adjustments ........             30              4
Unrealized gain (loss) on investments, net
    of related tax effect: ......................             28           (536)
                                                         -------        -------

Comprehensive income (loss) .....................        $ 2,779        $(1,437)
                                                         =======        =======

                             INFINIUM SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

3.        NET INCOME (LOSS) PER COMMON SHARE

         The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. The following table reconciles the numerator and denominator of the basic and diluted loss per share computations shown in the Consolidated Statement of Operations.

         As per generally accepted accounting principles, the computation of net income (loss) per share is based on the weighted average basic and diluted shares outstanding. The computation of basic and diluted earnings per share for the three month periods ended December 31, 2001 and 2000 is as follows:

                                                              THREE MONTHS
                                                                  ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                           2001          2000
                                                           ----          ----
  (in thousands, except per share amounts)
  BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  Numerator:
  Net income (loss): .................................   $  2,721      $   (905)
                                                         ========      ========

  Denominator:
  Weighted average common shares outstanding - basic .     13,035        12,884
  Dilutive options ...................................         71            --
  Dilutive unvested restricted stock .................        100            --
                                                         --------      --------
  Weighted average common shares outstanding - diluted     13,206        12,884
                                                         ========      ========
  Basic and diluted income (loss) per share ..........   $   0.21      $  (0.07)
                                                         ========      ========


         Options to purchase 2,162,000 and 2,607,000 weighted average shares of common stock outstanding for the three month periods ended December 31, 2001 and 2000, respectively, were excluded from the calculation of diluted net income
(loss) per share as the effect of their inclusion would have been anti-dilutive. Also excluded from the calculation of diluted net income (loss) per share were 156,000 weighted average shares of unvested restricted stock for the three month period ended December 31, 2001 as the effect of their inclusion would have been anti-dilutive. Total options outstanding were 2,362,000 and 2,439,000 for the periods ended December 31, 2001 and 2000, respectively.

                             INFINIUM SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


4.        SEGMENT INFORMATION AND GEOGRAPHIC AREAS

         The following table presents a summary of operating information for the three month periods ended December 31, 2001 and 2000:

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                           ------------
                                                        2001           2000
                                                        ----           ----
  Revenue:
     North American operations:
         Infinium .............................       $ 14,216       $ 18,800
         Cort payroll unit ....................            823          1,380
                                                      --------       --------
     Total North American operations ..........         15,039         20,180
     International operations .................          1,296          1,816
                                                      --------       --------
        Total consolidated revenue ............       $ 16,335       $ 21,996
                                                      ========       ========

  Income from operations:
     North American operations:
         Infinium .............................       $  2,292       $  1,804
         Cort payroll unit ....................            148           (176)
                                                      --------       --------
     Total North American operations ..........          2,440          1,628
     International operations .................            325           (837)
                                                      --------       --------
        Consolidated continuing operations ....       $  2,765       $    791
                                                      ========       ========


         ASP revenues were $408 for the three months ended December 31, 2000 which is included in the loss from operations of ASP segment in the Statement of Operations.

         The following table summarizes identifiable assets by business segment as of December 31, 2001 and September 30, 2001:

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                     ------------  -------------
                                                         2001           2001
                                                         ----           ----
  Identifiable assets:
     North American operations:
         Infinium ................................      $30,642       $31,794
         Cort payroll unit .......................          823           435
         Net assets of discontinued operations ...          382           233
                                                        -------       -------
     Total North American operations .............       31,847        32,462
     International operations ....................        2,185         2,835
                                                        -------       -------
        Consolidated .............................      $34,032       $35,297
                                                        =======       =======

                             INFINIUM SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


5.       ISSUANCE OF RESTRICTED STOCK

         On January 10, 2001, the Company instituted a Stock Option Exchange Program (the Program). Under the provisions of the Program, employees were allowed to exchange any of their stock options for shares of restricted stock on January 31, 2001, in general, at a rate of three options for each share of restricted stock. At January 31, 2001, the Company issued approximately 179,000 shares and cancelled approximately 537,000 options. At the close of business on January 31, 2001, the share price of the Company's stock was $2.13 per share. On February 9, 2001, additional restricted stock grants of 225,000 shares were awarded to executive management and an additional 16,000 and 10,000 restricted stock grants were awarded to other employees on January 22, 2001 and March 12, 2001, respectively. The fair market value of the Company's stock was $1.50 per share at the close of business on January 22, 2001 and $1.94 and $1.75 per share at the close of business on February 9, 2001 and March 12, 2001, respectively. The cost of the Program was $382, and the cost of the additional restricted stock grants was $436 for the awards to executive management and $42 for the awards to other employees. The combined cost of these events approximates $860, which will be amortized over the vesting period of the restricted stock grants, which range from 21 to 24 months. During the quarter ended December 31, 2001, the Company recognized $58 in expense for the restricted stock grants.

         On October 26, 2001, additional restricted stock grants of 296,000 shares were awarded to executive management and other employees. The fair market value of the Company's stock was $0.79 per share at the close of business on October 26, 2001. The cost of these additional restricted stock grants was $234 which will be amortized over 36 months. During the quarter ended December 31, 2001, the Company recognized $13 in expense.

         During the quarter ended December 31, 2001, the Company repurchased 16,000 shares of restricted stock for an aggregate repurchase price of $8.

6.       RESTRUCTURING AND OTHER SPECIAL ITEMS

         During fiscal 2001, the Company executed a plan to reduce its workforce as part of a continued company-wide cost-cutting effort. As a result of this action, 136 employees were involuntary terminated, representing 28 percent of the Company's workforce. Severance costs and related employee termination benefit costs of $2,212 associated with these terminations were recorded as a restructuring charge in fiscal year 2001. During the three months ended December 31, 2001, the Company did not make any adjustments to the restructuring accrual.

         As of December 31, 2001 and September 30, 2001, the Company had accrued liability balances of $643 and $970, respectively, relating to these severance costs. The remaining balance will be paid out through October 2002.

         In addition to the above amounts, during fiscal 2001 the Company recorded severance and benefits costs of $1,073 associated with the termination of four executives of the Company. As of December 31, 2001 and September 30, 2001, the Company had accrued liability balances of $493 and $668, respectively, relating to these severance costs. The remaining balance will be paid out through the end of fiscal year 2002.

                             INFINIUM SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


         As part of the restructuring plan, the Company consolidated certain facilities. This consolidation led to the write-off of fixed assets in the amount of $546 and the establishment of additional reserves for future lease obligation payments totaling $841. As of December 31, 2001 and September 30, 2001, the Company had accrued liabilities of $533 and $612, respectively, associated with the consolidation of these facilities. Additionally, $177 was recorded for non-facilities leases and other administrative costs associated with the restructuring.

7.       DISCONTINUED OPERATIONS

         In September 2001, due to continued historical operating losses from its Application Service Provider ("ASP") business segment and the industry outlook for the ASP business generally, the Company's management decided to discontinue ASP by phasing out of the business segment over a period of six months. As a result, this business segment is classified as a discontinued operation in the consolidated statement of operations. The remaining net assets related to the ASP segment consist of accounts receivable from customers and current deferred revenue balances and accrued liabilities for the cost of disposal. In connection with the discontinuance of ASP, the Company wrote off $6.1 million of leasehold improvements and computers and equipment associated with the ASP business, determined to be unrecoverable in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). This charge was classified within loss from operations of ASP segment in the consolidated statement of operations for fiscal year 2001.

         During the three months ended December 31, 2001, the ASP business segment incurred a loss from operations of $575 which was offset against the accrual of $1,094 originally booked in fiscal year 2001 for estimated losses in accordance with APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. At December 31, 2001, the remaining accrual for discontinued operations was $519 which is consistent with management's original estimate.

8.       LINE OF CREDIT

         In October 2001, the Company entered into a line of credit with a financial institution under which it can borrow up to $3 million, based on certain asset-based balances. The agreement, which expires on December 31, 2002, contains certain financial covenants including a prohibition against the payment of dividends as well as minimum net deficit targets ranging from $19 million in 2001 to $10 million in May 2002. The Company must also follow non-financial covenants including the receipt of the financial institution's consent in the event of a merger or consolidation with another entity and consent to acquire any assets or incur any debts outside the normal course of business. The Company was in compliance with all covenants at December 31, 2001. The Company has not borrowed under this line of credit. The interest rate on any funds that are borrowed would be at prime plus 1 percent.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future revenue and expense levels and capital requirements, the Company's future product development and marketing plans, the Company's ability to generate cash from operations, and the Company's ability to attract and retain employees, are based on current expectations. These statements are forward looking in nature, involve a number of risks and uncertainties, as more fully described under "Factors Affecting Future Performance" contained herein and in the Company's Annual Report on Form 10-K for the year ended September 30, 2001, and are made pursuant to the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described in the forward-looking statements.

OVERVIEW

         Infinium Software, Inc. ("Infinium", "the Company") develops, markets and supports enterprise-level business software applications. Infinium offers Web and server-based financial, human resources, supply management, process manufacturing, business analytics and customer relationship management solutions, services, support and deployment options to its customers.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2001 COMPARED TO QUARTER ENDED DECEMBER 31, 2000

         The following table sets forth the Company's consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the three months ended December 31, 2001 and 2000:

                                                THREE MONTHS ENDED DECEMBER 31,
                                                -------------------------------
                                                  % OF TOTAL           % OF $
                                                   REVENUE            INCREASE
                                                   -------           (DECREASE)
                                               2001        2000     2000 TO 2001
                                               ----        ----     ------------
REVENUE:

  Software license fees ..................       13%         17%         (43)%
  Services revenue .......................       87          83          (22)
                                               ----        ----
     Total revenue .......................      100         100          (26)
                                               ----        ----
OPERATING COSTS AND EXPENSES:

  Cost of software license fees ..........        3           6          (73)
  Cost of services .......................       25          25          (24)
  Research and development ...............       17          18          (29)
  Sales and marketing ....................       26          36          (46)
  General and administrative .............       12          11          (18)
                                               ----        ----
     Total operating costs and expenses ..       83          96          (36)
                                               ----        ----
Income from operations ...................       17           4          250
Other income (loss), net .................        0           1         (119)
                                               ----        ----
Income from continuing
  operations before provision for
  income taxes............................       17           5          167
Provision for income taxes ...............        0           0          N/A
                                               ----        ----
Income from continuing operations ........       17           5          167
DISCONTINUED OPERATIONS:

Loss from operations of ASP segment ......        0          (9)         100
                                               ----        ----
NET INCOME (LOSS) ........................       17%         (4)%        401%
                                               ====        ====

         REVENUE. Total revenue declined $5.7 million, or 26%, from $22.0 million for the quarter ended December 31, 2000 to $16.3 million for the quarter ended December 31, 2001. Software license fees decreased from $3.8 million for the quarter ended December 31, 2000 to $2.2 million for the quarter ended December 31, 2001. This decrease reflects a slowdown in general technology spending. Services revenue, comprised of maintenance fee revenue and consulting services revenue, declined 22%, from $18.2 million for the quarter ended December 31, 2000 to $14.2 million for the quarter December 31, 2001. This decrease was due primarily to a decrease in demand for the Company's consulting service offerings due to lower software license sales. The components of services revenue are as follows:

                                              THREE MONTHS ENDED DECEMBER 31,
                                              -------------------------------
                                               (in thousands,        % decrease
                                               except % data)
                                             2001          2000     2000 TO 2001
                                             ----          ----     ------------
            Maintenance fee revenue ...    $ 10,680      $ 10,744       (1)%
            Consulting services revenue       3,495         7,485      (53)
                                           --------      --------
              Total services revenue

                                           $ 14,175      $ 18,229      (22)%
                                           ========      ========


         COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees decreased 73%, from $1.4 million for the quarter ended December 31, 2000 to $376 thousand for the quarter ended December 31, 2001. This decrease in dollar amount is mainly due to a $485 thousand decrease in third party royalties and a $534 thousand decrease in capitalized software amortization due to the write-off of capitalized software in fiscal year 2001.

         COST OF SERVICES. Cost of services consists of costs to provide support, implementation, consulting, related facilities overhead, computer and communications overhead and training services to licensees. Cost of services decreased 24%, from $5.5 million for the quarter ended December 31, 2000 to $4.1 million for the quarter ended December 31, 2001. The decrease is due to a decrease in third party consulting expenses and a reduction in headcount associated with the Company's reduction in force during fiscal year 2001. Cost of services as a percentage of service revenue was 30% and 29% for the quarters ended December 31, 2000 and 2001, respectively.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities overhead, computer and communications overhead, and third party contractor costs. Research and development costs are reduced by capitalized software development costs and, when applicable, research funding. Research and development expenses decreased 29% from $3.9 million for the quarter ended December 31, 2000 to $2.8 million for the quarter ended December 31, 2001. The decrease in dollar amount is due to $1.9 million related to personnel reductions and general company-wide cost reduction measures, offset by an $812 thousand decrease in capitalized software development costs.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses decreased 46% from $8.0 million for the quarter ended December 31, 2000 to $4.3 million for the quarter ended December 31, 2001. The decrease in dollar amount was primarily due to $1.2 million related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001, $598 thousand related to lower commission expense due to lower sales volume and $2.0 million related to lower marketing and sales costs due to a company-wide emphasis on expense reduction.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel as well as provisions for doubtful accounts, insurance, investor relations and professional service fees. General and administrative expenses decreased 18% from $2.4 million for the quarter ended December 31, 2000 to $2.0 million for the quarter ended December 31, 2001. The decrease in dollar amount was primarily due to a decrease of $157 thousand primarily due to the Company's reduced headcount and $146 thousand due to decreased external consulting expense.

         OTHER INCOME (LOSS), NET. Other income (loss), net consists of interest income, interest expense, foreign currency exchange gain and losses, and marketable equity securities gains and losses. Other income (loss), net decreased $274 thousand due to lower interest income due to lower interest rates and lower cash and marketable securities balances, and foreign exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Company had cash, cash equivalents and marketable securities of $13.7 million resulting from a net use of cash, cash equivalents and marketable securities of $1.6 million during the first three months of fiscal year 2002. Operating activities used $1.6 million and included $1.5 million used in discontinued operations. Cash flows from operations for the three-month period ended December 31, 2001 was mainly due to an increase in accounts receivable of $1.4 million due to higher sales at the end of the quarter, decrease in accounts payable and accrued expenses of $2.8 million due to payments for severance, bonuses and payroll, decrease in deferred revenue of $1.3 million, partially offset by net income of $2.7 million and depreciation and amortization expense of $792 thousand.

         Cash flows provided from investing activities was $590 thousand for the three-month period ended December 31, 2001 which included $607 thousand from sale of marketable securities, partially offset by the purchase of property and equipment of $8 thousand and capitalized software development costs of $8 thousand.

         Cash flows used in financing activities was $64 thousand for the three-month period ended December 31, 2001 which included payments of capitalized lease obligations of $57 thousand and purchase of treasury stock of $8 thousand.

         In October 2001, the Company entered into a line of credit with a financial institution under which it can borrow up to $3 million, based on certain asset-based balances. The agreement, which expires on December 31, 2002, contains certain financial covenants including a prohibition against the payment of dividends as well as minimum net deficit targets ranging from $19 million in 2001 to $10 million in May 2002. The Company must also follow non-financial covenants including the receipt of the financial institution's consent in the event of a merger or consolidation with another entity and consent to acquire any assets or incur any debts outside the normal course of business. The Company was in compliance with all covenants at December 31, 2001. The Company has not borrowed under this line of credit. The interest rate on any funds that are borrowed would be at prime plus 1 percent.

         The Company does not have any special purpose entities or off-balance sheet financing arrangements.

         Days sales outstanding ("DSO") increased to 45 days at December 31, 2001 compared to 36 days at September 30, 2001. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowances for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next. The Company's accounts receivable balance at December 31, 2001, net of allowances for doubtful accounts was $8.2 million versus $6.8 million as of September 30, 2001.

         Deferred revenue decreased $1.3 million, from $29.0 million at September 30, 2001 to $27.7 million at December 31, 2001. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component of revenue due to lower prepaid customer bookings during the first three months of fiscal 2002.

         Prior to the first quarter of fiscal 2002, the Company had incurred net operating losses in each of the last three fiscal years ended September 2001, 2000 and 1999, and generated a negative cash flow from operations in each of the last two years. In addition, software license fee sales and services revenues have decreased in each of the last three fiscal years. For the quarter ended December 31, 2001, the Company had net income of $2.7 million. As of December 31, 2001, the Company had a working capital deficit of $17.4 million and a retained deficit of $9.8 million. Included in the working capital deficit is $26.0 million of deferred revenue.

         During fiscal year 2001, under the leadership of a new Chief Executive Officer and President hired in February 2001, the Company reassessed its business and established short term goals for fiscal 2001, which included stabilizing the Company, focusing on its core competencies, improving the profitability of the Company and preserving the Company's cash. As a part of these efforts, the Company significantly reduced the Company's costs in the third and fourth quarters of fiscal 2001. As part of its cost reduction efforts, in September 2001, due to continued historical operating losses from its Application Service Provider ("ASP") business segment and because the ASP did not present an opportunity for timely profitability, the Company's management decided to discontinue the ASP by phasing out of the business segment over a period of six months. As a result, this business segment is classified as a discontinued operation in the consolidated statement of operations. During fiscal 2001, the Company also reduced its headcount by 36 percent. The Company has realized reduced overhead expenses as a result of these restructuring efforts during the first quarter of fiscal 2002. The Company believes that it has sufficient cash, cash equivalents and marketable securities on hand to fund its operations through at least fiscal 2002.

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

FACTORS AFFECTING FUTURE PERFORMANCE

         The factors affecting the Company's future performance have not changed significantly from those enumerated in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

INTEREST RATE RISK

         The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. The Company's investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments (primarily in high grade municipal notes). At December 31, 2001, the fair value of the Company's short-term investments approximated market value.

FOREIGN CURRENCY RISK

         The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. In the three month period ended December 31, 2001, the net impact of foreign currency changes was not material.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on Friday, February 8, 2002. At the meeting, the stockholders elected the following Class III directors to the Board of Directors:

         Name                                       For            Against
         ----                                       ---            -------

         Michael A. Cusumano                   8,448,861         2,649,365
         Roland D. Pampel                     11,046,029            52,197

         The terms of Manuel Correia and Fred L. Luconi as Class I directors and James E. McGowan, Robert A. Pemberton and Robert P. Schechter as Class II directors continued after the meeting.

         Also at the meeting, the stockholders ratified the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending September 30, 2002:

                                      For        Against      Abstain
                                      ---        -------      -------

                                8,845,006      2,224,654       28,566


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.16 Separation Agreement for Executive Employee

                  10.17 Option Agreement with Chairman of the Board

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, Infinium Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  February 13, 2002

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