Form 10-Q
period 2002-03-31
INFINIUM SOFTWARE INC
filed 2002-05-09
CIK 1002044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27030

                             ---------------------

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

     The number of shares outstanding of the registrant's Common Stock on April 30, 2002, was 13,461,624.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INFINIUM SOFTWARE, INC.

                                     INDEX

PART I -- FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
  ITEM 1.  Financial Statements (unaudited)
               Consolidated Balance Sheet at March 31, 2002 and
               September 30, 2001......................................    2
               Consolidated Statement of Operations for the three and
           six months ended March 31, 2002 and 2001....................    3
               Consolidated Statement of Cash Flows for the six months
           ended March 31, 2002 and 2001...............................    4
               Notes to Consolidated Financial Statements..............    5
  ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   10
  ITEM 3.  Quantitative and Qualitative Disclosures About Market
           Risk........................................................   18

PART II -- OTHER INFORMATION
  ITEM 1.  Legal Proceedings...........................................   18
  ITEM 2.  Changes in Securities.......................................   18
  ITEM 3.  Defaults Upon Senior Securities.............................   18
  ITEM 4.  Submission of Matters to a Vote of Security Holders.........   18
  ITEM 5.  Other Information...........................................   18
  ITEM 6.  Exhibits and Reports on Form 8-K............................   18
SIGNATURE  ............................................................   19

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INFINIUM SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                               MARCH 31,    SEPTEMBER, 30
                                                                 2002           2001
                                                              -----------   -------------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 16,100       $ 13,210
  Marketable securities at fair market value................      1,372          2,076
  Accounts receivable, less allowance for doubtful accounts
     of $671 and $1,876 at March 31, 2002 and September 30,
     2001, respectively.....................................      7,228          6,841
  Prepaid expenses and other current assets.................      1,779          2,499
  Net current assets of discontinued operations.............         --            233
                                                               --------       --------
     Total current assets...................................     26,479         24,859
Property and equipment, net.................................      5,942          6,958
Capitalized software development costs, net.................        682          1,122
Other assets................................................      2,689          2,358
                                                               --------       --------
     Total assets...........................................   $ 35,792       $ 35,297
                                                               ========       ========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $  4,259       $  4,345
  Accrued expenses..........................................      9,399         12,505
  Current liabilities of discontinued operations............        126          1,094
  Income taxes payable......................................        279            282
  Lease obligations, short-term portion.....................        258            239
  Deferred revenue..........................................     25,904         27,588
                                                               --------       --------
     Total current liabilities..............................     40,225         46,053
                                                               --------       --------
Lease obligations, long-term portion........................        389            524
Deferred revenue............................................      1,399          1,400
                                                               --------       --------
     Total liabilities......................................     42,013         47,977
Common stock, $0.01 par value; authorized 40,000 shares,
  issued 13,662 and 13,365 shares at March 31, 2002 and
  September 30, 2001, respectively..........................        137            134
Additional paid-in capital..................................     39,142         38,936
Deferred stock-based compensation...........................       (336)          (297)
Accumulated deficit.........................................    (45,121)       (51,362)
Accumulated other comprehensive loss........................        (13)           (69)
                                                               --------       --------
                                                                 (6,191)       (12,658)
Less: treasury stock at cost, 206 and 171 shares at March
  31, 2002 and September 30, 2001, respectively.............        (30)           (22)
                                                               --------       --------
     Total stockholders' deficit............................     (6,221)       (12,680)
                                                               --------       --------
     Total liabilities and stockholders' deficit............   $ 35,792       $ 35,297
                                                               ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               MARCH 31,              MARCH 31,
                                                         ---------------------   -------------------
                                                           2002        2001        2002       2001
                                                         ---------   ---------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE:
  Software license fees................................   $ 2,900     $ 3,010    $ 5,060    $ 6,777
  Services revenue.....................................    13,635      15,902     27,810     34,131
                                                          -------     -------    -------    -------
     Total revenue.....................................    16,535      18,912     32,870     40,908
                                                          -------     -------    -------    -------
OPERATING COSTS AND EXPENSES:
  Cost of software license fees........................       431       1,231        807      2,647
  Cost of services.....................................     3,962       5,218      8,110     10,692
  Research and development.............................     2,592       3,948      5,385      7,866
  Sales and marketing..................................     4,475       7,178      8,776     15,195
  General and administrative...........................     1,919       2,921      3,871      5,301
                                                          -------     -------    -------    -------
     Total operating costs and expenses................    13,379      20,496     26,949     41,701
                                                          -------     -------    -------    -------
Income (loss) from operations..........................     3,156      (1,584)     5,921       (793)
Other income (loss), net...............................        27          80        (17)       310
Gain on sale of subsidiary.............................       337          --        337         --
                                                          -------     -------    -------    -------
Income (loss) from continuing operations before
  provision for income taxes...........................     3,520      (1,504)     6,241       (483)
Provision for income taxes.............................        --          --         --         --
                                                          -------     -------    -------    -------
Income (loss) from continuing operations...............     3,520      (1,504)     6,241       (483)
DISCONTINUED OPERATIONS:
Loss from operations of ASP segment....................        --      (1,436)        --     (3,362)
                                                          -------     -------    -------    -------
NET INCOME (LOSS)......................................   $ 3,520     $(2,940)   $ 6,241    $(3,845)
                                                          =======     =======    =======    =======
Basic income (loss) per share from continuing
  operations...........................................   $  0.27     $ (0.12)   $  0.48    $ (0.04)
                                                          =======     =======    =======    =======
Diluted income (loss) per share from continuing
  operations...........................................   $  0.25     $ (0.12)   $  0.45    $ (0.04)
                                                          =======     =======    =======    =======
Basic and diluted loss per share from ASP segment......   $    --     $ (0.11)   $    --    $ (0.26)
                                                          =======     =======    =======    =======
Basic income (loss) per share..........................   $  0.27     $ (0.23)   $  0.48    $ (0.30)
                                                          =======     =======    =======    =======
Diluted income (loss) per share........................   $  0.25     $ (0.23)   $  0.45    $ (0.30)
                                                          =======     =======    =======    =======
Weighted average shares outstanding -- basic...........    13,078      12,920     13,051     12,905
                                                          =======     =======    =======    =======
Weighted average shares outstanding -- diluted.........    14,147      12,920     13,717     12,905
                                                          =======     =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              SIX MONTHS ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
                                                                 (UNAUDITED)
Cash flows from operating activities:
Net income (loss)...........................................  $ 6,241   $(3,845)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Loss from discontinued operations.........................       --     3,362
  Depreciation and amortization.............................    1,612     3,820
  Write-down of marketable securities.......................        8        --
  Allowance for doubtful accounts...........................      278       206
  Non-cash compensation.....................................      143       188
  Gain on sale of subsidiary................................     (337)       --
  Changes in operating assets and liabilities, net of
     effects from the disposition of business:
     Accounts receivable....................................   (1,047)    8,654
     Prepaid expenses and other current assets..............      731     2,285
     Other assets...........................................     (350)       --
     Accounts payable.......................................      784    (1,309)
     Accrued expenses and other long-term liabilities.......   (2,922)   (3,185)
     Income taxes payable...................................       26       982
     Deferred revenue.......................................   (1,265)   (6,307)
                                                              -------   -------
       Net cash provided by continuing operations...........    3,902     4,851
       Net cash used in discontinued operations.............   (1,521)   (3,227)
                                                              -------   -------
       Net cash provided by operating activities............    2,381     1,624
                                                              -------   -------
Cash flows from investing activities:
  Proceeds from sale of subsidiary..........................        5        --
  Purchase of marketable securities.........................       --    (2,280)
  Sale of marketable securities.............................      696     3,275
  Purchase of property and equipment........................      (66)     (598)
  Capitalized software......................................      (61)   (1,744)
                                                              -------   -------
       Net cash provided by (used in) investing
        activities..........................................      574    (1,347)
                                                              -------   -------
Cash flows from financing activities:
Payments on capitalized lease obligations...................     (116)      (44)
Purchase of treasury stock..................................       (8)       --
Proceeds from exercise of stock options and employee stock
  purchase plan.............................................       27       (26)
                                                              -------   -------
       Net cash used in financing activities................      (97)      (70)
                                                              -------   -------
Effect of foreign exchange rate changes on cash.............       32        69
                                                              -------   -------
Net increase in cash and cash equivalents...................    2,890       276
                                                              -------   -------
Cash and cash equivalents, beginning of period..............   13,210    17,665
                                                              -------   -------
Cash and cash equivalents, end of period....................  $16,100   $17,941
                                                              =======   =======
Supplemental disclosure on non-cash investing and financing
  activities:
  Issuance of restricted stock..............................  $   234   $   860

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The information at March 31, 2002 and for the three and six months ended March 31, 2002 and March 31, 2001 are unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six month periods ended March 31, 2002 are not necessarily indicative of operating results for the full fiscal year.

     Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.  COMPREHENSIVE INCOME (LOSS)

     The table below sets forth comprehensive income and loss as defined by Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, for the three and six months ended March 31, 2002 and 2001:

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       MARCH 31,           MARCH 31,
                                                   ------------------   ----------------
                                                    2002       2001      2002     2001
                                                   -------   --------   ------   -------
Net income (loss)................................  $3,520    $(2,940)   $6,241   $(3,845)
Other comprehensive income (loss):
Foreign currency translation adjustments.........     (31)        24        (1)       28
Unrealized gain (loss) on investments, net of
  related tax effect:............................      29         15        57      (521)
                                                   ------    -------    ------   -------
  Comprehensive income (loss)....................  $3,518    $(2,901)   $6,297   $(4,338)
                                                   ======    =======    ======   =======

3.  NET INCOME (LOSS) PER COMMON SHARE

     The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per share computations shown in the Consolidated Statement of Operations.

                            INFINIUM SOFTWARE, INC.

     As per generally accepted accounting principles, the computation of net income (loss) per share is based on the weighted average basic and diluted shares outstanding. The computation of basic and diluted earnings (loss) per share for the three and six months ended March 31, 2002 and 2001 is as follows:

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        MARCH 31,             MARCH 31,
                                                   --------------------   ------------------
                                                     2002       2001       2002       2001
                                                   --------   ---------   -------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Numerator:
Net income (loss):...............................   $3,520     $(2,940)   $6,241    $(3,845)
                                                    ======     =======    ======    =======
Denominator:
Weighted average common shares
  outstanding -- basic...........................   13,078      12,920    13,051     12,905
Dilutive options.................................      787          --       480         --
Dilutive unvested restricted stock...............      282          --       186         --
                                                    ------     -------    ------    -------
Weighted average common shares
  outstanding -- diluted.........................   14,147      12,920    13,717     12,905
                                                    ======     =======    ======    =======
Basic income (loss) per share....................   $ 0.27     $ (0.23)   $ 0.48    $ (0.30)
                                                    ======     =======    ======    =======
Dilutive income (loss) per share.................   $ 0.25     $ (0.23)   $ 0.45    $ (0.30)
                                                    ======     =======    ======    =======

     Options to purchase 856,000 and 2,441,307 weighted average shares of common stock for the three months ended March 31, 2002 and 2001, respectively, and 917,000 and 2,524,837 weighted average shares of common stock for the six months ended March 31, 2002 and 2001, respectively, were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive. Total options outstanding were 2,327,055 and 2,504,069 at March 31, 2002 and 2001, respectively.

                            INFINIUM SOFTWARE, INC.

4.  SEGMENT INFORMATION AND GEOGRAPHIC AREAS

     The following table presents a summary of operating information for the three and six months ended March 31, 2002 and 2001:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      MARCH 31,            MARCH 31,
                                                 -------------------   -----------------
                                                   2002       2001      2002      2001
                                                 --------   --------   -------   -------
Revenue:
  North American operations:
     Infinium..................................  $14,707    $15,018    $28,923   $33,818
     Cort payroll unit.........................      615      1,712      1,438     3,092
                                                 -------    -------    -------   -------
     Total North American operations...........   15,322     16,730     30,361    36,910
  International operations.....................    1,213      2,182      2,509     3,998
                                                 -------    -------    -------   -------
     Total.....................................  $16,535    $18,912    $32,870   $40,908
                                                 =======    =======    =======   =======
Income (loss) from operations:
  North American operations:
     Infinium..................................  $ 2,941    $(1,057)   $ 5,233   $   747
     Cort payroll unit.........................        5       (162)       153      (338)
                                                 -------    -------    -------   -------
     Total North American operations...........    2,946     (1,219)     5,386       409
  International operations.....................      210       (365)       535    (1,202)
                                                 -------    -------    -------   -------
     Total.....................................  $ 3,156    $(1,584)   $ 5,921   $  (793)
                                                 =======    =======    =======   =======

     ASP revenues were $608 and $1,014 for the three and six months ended March 31, 2001, respectively, which is included in the loss from operations of ASP segment in the Statement of Operations.

     The following table summarizes identifiable assets by business segment as of March 31, 2002 and September 30, 2001:

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
Identifiable assets:
  North American operations:
     Infinium...............................................   $33,372       $31,794
     Cort payroll unit......................................       626           435
     Net assets of discontinued operations..................        --           233
                                                               -------       -------
  Total North American operations...........................    33,998        32,462
  International operations..................................     1,794         2,835
                                                               -------       -------
     Consolidated...........................................   $35,792       $35,297
                                                               =======       =======

5.  ISSUANCE OF RESTRICTED STOCK

     On January 10, 2001, the Company instituted a Stock Option Exchange Program (the Program). Under the provisions of the Program, employees were allowed to exchange any of their stock options for shares of restricted stock on January 31, 2001, in general, at a rate of three options for each share of restricted stock. At January 31, 2001, the Company issued approximately 179,000 shares and cancelled approximately 537,000 options. At the close of business on January 31, 2001, the share price of the Company's stock was $2.13 per

                            INFINIUM SOFTWARE, INC.

share. On February 9, 2001, additional restricted stock grants of 225,000 shares were awarded to executive management and an additional 16,000 and 10,000 restricted stock grants were awarded to other employees on January 22, 2001 and March 12, 2001, respectively. The fair market value of the Company's stock was $1.50 per share at the close of business on January 22, 2001 and $1.94 and $1.75 per share at the close of business on February 9, 2001 and March 12, 2001, respectively. The cost of the Program was $382, and the cost of the additional restricted stock grants was $436 for the awards to executive management and $42 for the awards to other employees. The combined cost of these events approximates $860, which will be amortized over the vesting period of the restricted stock grants, which range from 21 to 24 months. The Company recognized $54 and $112 in expense during the three and six month periods ended March 31, 2002, respectively. During the three and six months ended March 31, 2001, the Company recognized $74 in expense.

     On October 26, 2001, additional restricted stock grants of 296,000 shares were awarded to executive management and other employees. The fair market value of the Company's stock was $0.79 per share at the close of business on October 26, 2001. The cost of these additional restricted stock grants was $234 which will be amortized over 36 months. The Company recognized $18 and $31 in expense during the three and six month periods ended March 31, 2002, respectively.

     The Company repurchased 44,000 and 60,000 shares of restricted stock during the three and six month periods ended March 31, 2002, respectively.

6.  RESTRUCTURING AND OTHER SPECIAL ITEMS

     During fiscal 2001, the Company executed a plan to reduce its workforce as part of a continued company-wide cost-cutting effort. As a result of this action, 136 employees were involuntary terminated, representing 28 percent of the Company's workforce. Severance costs and related employee termination benefit costs of $2,212 associated with these terminations were recorded as a restructuring charge in fiscal year 2001. During the six months ended March 31, 2002, the Company did not make any adjustments to the restructuring accrual.

     As of March 31, 2002 and September 30, 2001, the Company had accrued liability balances of $180 and $970, respectively, relating to these severance costs. The remaining balance will be paid out through October 2002.

     In addition to the above amounts, during fiscal 2001 the Company recorded severance and benefits costs of $1,073 associated with the termination of four executives of the Company. As of March 31, 2002 and September 30, 2001, the Company had accrued liability balances of $268 and $668, respectively, relating to these severance costs. The remaining balance will be paid out through the end of fiscal year 2002.

     As part of the restructuring plan, the Company consolidated certain facilities. This consolidation led to the write-off of fixed assets in the amount of $546 and the establishment of additional reserves for future lease obligation payments totaling $841. As of March 31, 2002 and September 30, 2001, the Company had accrued liabilities of $427 and $612, respectively, associated with the consolidation of these facilities.

7.  DISCONTINUED OPERATIONS

     In September 2001, due to continued historical operating losses from its Application Service Provider ("ASP") business segment and the industry outlook for the ASP business generally, the Company's management decided to discontinue ASP by phasing out of the business segment over a period of six months. As a result, this business segment is classified as a discontinued operation in the consolidated statement of operations. The remaining net assets at September 30, 2001 related to the ASP segment consist of accounts receivable from customers and current deferred revenue balances and accrued liabilities for the cost of disposal. In connection with the discontinuance of ASP, the Company wrote off $6,100 of leasehold improvements and computers and equipment associated with the ASP business, determined to be unrecover-

                            INFINIUM SOFTWARE, INC.

able in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). This charge was classified within loss from operations of ASP segment in the consolidated statement of operations for fiscal year 2001.

     During the three and six months ended March 31, 2002, the ASP business segment incurred charges of $393 and $968, respectively, which was offset against the accrual of $1,094 originally booked in fiscal year 2001 for estimated losses in accordance with APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. At March 31, 2002, the remaining accrual for discontinued operations was $126, which is consistent with management's current estimate.

8.  LINE OF CREDIT

     In October 2001, the Company entered into a line of credit with a financial institution under which it can borrow up to $3,000, based on certain asset-based balances. The agreement, which expires on December 31, 2002, contains certain financial covenants including a prohibition against the payment of dividends as well as minimum net deficit targets ranging from $19,000 in 2001 to $10,000 in May 2002. The Company must also follow non-financial covenants including the receipt of the financial institution's consent in the event of a merger or consolidation with another entity and consent to acquire any assets or incur any debts outside the normal course of business. The Company was in compliance with all covenants at March 31, 2002. The Company has not borrowed under this line of credit. The interest rate on any funds that are borrowed would be at the bank's prime rate plus 1 percent.

9.  DIVESTITURE OF SUBSIDIARY

     On March 20, 2002, the Company sold the stock of its wholly owned Netherlands subsidiary for proceeds of $5 in cash and the buyer's assumption of net liabilities of $332. This transaction resulted in a gain of $337. As part of the agreement, the Company retained certain intellectual property rights which may give rise to royalty revenue over the next 33 months. The Company has not recorded any royalty revenue related to this license agreement. The subsidiary's results of operations were not material compared to the Company's consolidated results of operations, and therefore, pro forma results are not presented.

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

OVERVIEW

     Infinium Software, Inc. ("Infinium", "the Company") develops, markets and supports enterprise-level business software applications. Infinium offers Web and server-based financial, human resources, supply chain management, process manufacturing, business analytics and customer relationship management solutions, services, support and deployment options to its customers.

     During fiscal year 2001, under the leadership of a new Chief Executive Officer and President hired in February 2001, the Company reassessed its business and established short term goals for fiscal 2001, which included stabilizing the Company, focusing on its core competencies, improving the profitability of the Company and preserving the Company's cash. As a part of these efforts, the Company significantly reduced the Company's costs in the third and fourth quarters of fiscal 2001. As part of its cost reduction efforts, in September 2001, due to continued historical operating losses from its Application Service Provider ("ASP") business segment and because the ASP did not present an opportunity for timely profitability, the Company's management decided to discontinue the ASP by phasing out of the business segment over a period of six months. As a result, this business segment is classified as a discontinued operation in the consolidated statement of operations. During fiscal 2001, the Company also reduced its headcount by 36 percent. The Company has realized reduced overhead expenses as a result of these restructuring efforts during the first six months of fiscal 2002.

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of financial conditions and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Note 2 in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, describes the Company's significant accounting policies used in the preparation of the consolidated financial statements. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

     The Company believes the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the consolidated financial statements.

     Revenue Recognition. The Company recognizes software license fee revenues in accordance with the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition, AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9) and their related interpretations. The Company licenses software under non-cancelable contrac-tual license agreements and provides related professional services, including support, training, consulting and implementation. Revenue from software license fees is recognized when there is evidence of an arrangement, the product has been delivered, fees are fixed or determinable, and collection of the related receivable is deemed probable. The Company does not generally offer rights of return, acceptance clauses and price protection to its customers. Typically, our software license fees are due within a six-month period from the date of contract. Revenues from sales of third party products are recorded net of royalties, in accordance with Emerging Issue Task Force 99-19, Reporting Revenue Gross as a Principle versus Net as an Agent. Generally, the Company's software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. The Company's sales frequently include maintenance contracts and professional services with the sale of its software licenses. The Company has established vendor-specific objective evidence of fair value (VSOE) for its maintenance contracts and professional services, which is determined based upon the prices charged to customers when these elements are sold separately. Maintenance revenues, including those sold with the initial license fee, are deferred based on VSOE, typically determined by the renewal rate of the annual maintenance contract, and recognized ratably over the maintenance contract period. Consulting and training service revenues, including those sold with license fees, are recognized as the services are performed based on their established VSOE. The amount of revenue allocated to the licenses sold with services and/or maintenance is determined using the "residual method" of accounting. Under the residual method, the total value of the arrangement is allocated first to the undelivered elements based on their VSOE with the remainder being allocated to license fees.

     Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

     Valuation of Long-Lived and Intangible Assets. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121") the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors the Company considers important which could trigger the impairment review include:

     - significant underperformance relative to historical or projected future operating results;

     - significant negative industry or economic trends;

     - significant decline in our stock price for a sustained period;

     - significant decline in our technological value as compared to the market; and

     - our market capitalization relative to net book value.

     If such circumstances exist, the Company evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to the estimated fair value. The Company determines the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow estimates contain management's best estimates, using appropriate and customary assumptions and projections at the time.

     Income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted statutory tax rates in effect in the year in which the differences are expected to reverse. A deferred tax asset is established for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes, the Company cannot recognize a deferred tax asset for the future benefit of its net operating losses, tax credits and temporary differences unless the Company can establish that it is "more likely than not" that the deferred tax asset would be realized. Due to the Company's recent history of net losses, the Company has not recognized a tax asset and has recorded a full valuation allowance against its otherwise recognizable deferred tax asset, in accordance with SFAS No. 109. Future events could cause management to conclude that it is more likely than not that Infinium will realize a portion of the deferred tax asset. Upon reaching such a conclusion, the valuation allowance will be reduced and the deferred tax asset will be recognized.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31,
2001

     The following table sets forth the Company's consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the three months ended March 31, 2002 and 2001:

                                                           THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------------
                                                         % OF TOTAL          % OF $
                                                           REVENUE     INCREASE (DECREASE)
                                                         -----------   -------------------
                                                         2002   2001      2001 TO 2002
                                                         ----   ----   -------------------
REVENUE:
  Software license fees................................   18%    16%            (4)%
  Services revenue.....................................   82     84            (14)
                                                         ---    ---
     Total revenue.....................................  100    100            (13)
                                                         ---    ---
OPERATING COSTS AND EXPENSES:
  Cost of software license fees........................    3      6            (65)
  Cost of services.....................................   24     28            (24)
  Research and development.............................   16     21            (34)
  Sales and marketing..................................   27     38            (38)
  General and administrative...........................   11     15            (34)
                                                         ---    ---
     Total operating costs and expenses................   81    108            (35)
                                                         ---    ---
Income (loss) from operations..........................   19     (8)           N/A
Other income (loss), net...............................   --     --            (66)
Gain on sale of subsidiary.............................    2     --            N/A
                                                         ---    ---
Income (loss) from continuing operations before
  provision for income taxes...........................   21     (8)           N/A
Provision for income taxes.............................    0      0            N/A
                                                         ---    ---
Income (loss) from continuing operations...............   21     (8)           N/A
DISCONTINUED OPERATIONS:
Loss from operations of ASP segment....................    0     (8)           N/A
                                                         ---    ---
NET INCOME (LOSS)......................................   21%   (16)%          N/A
                                                         ===    ===

     Revenue. Total revenue declined $2.4 million, or 13%, from $18.9 million for the three months ended March 31, 2001 to $16.5 million for the three months ended March 31, 2002. Software license fees declined

4%, from $3.0 million for the three months ended March 31, 2001 to $2.9 million for the three months ended March 31, 2002. Service revenue, comprised of maintenance fee revenue and consulting services revenue declined 14%, from $15.9 million for the three months ended March 31, 2001 to $13.6 million for the three months ended March 31, 2002. This decrease was due primarily to a decrease in demand for the Company's consulting service offerings due to lower software license fees in the previous quarters. The components of service revenue are as follows:

                                                          THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------
                                                                             % DECREASE
                                                         2002      2001     2001 TO 2002
                                                        -------   -------   ------------
                                                         (IN THOUSANDS, EXCEPT % DATA)
Maintenance fee revenue...............................  $10,439   $10,411        --%
Consulting services revenue...........................    3,196     5,491       (42)%
                                                        -------   -------
  Total services revenue..............................  $13,635   $15,902       (14)%
                                                        =======   =======

     Cost of Software License Fees. Cost of software license fees consists primarily of amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees decreased 65%, from $1.2 million for the three months ended March 31, 2001 to $431 thousand for the three months ended March 31, 2002. This decrease in dollar amount is mainly due to a $240 thousand decrease in third party royalties and a $499 thousand decrease in capitalized software amortization due to the change in estimated useful life of capitalized software in fiscal year 2001. Cost of software license fees as a percentage of software license fee revenue decreased from 41% for the three months ended March 31, 2001 to 15% for the three months ended March 31, 2002.

     Cost of Services. Cost of services consists of costs to provide product support, implementation, consulting, related facilities overhead, computer and communications overhead and training services to licensees. Cost of services decreased 24%, from $5.2 million for the three months ended March 31, 2001 to $4.0 million for the three months ended March 31, 2002. The decrease is due to a decrease in third party consulting expenses and a reduction in headcount associated with the Company's reduction-in-force during fiscal year 2001. Cost of services as a percentage of service revenue decreased from 33% for the three months ended March 31, 2001 to 29% for the three months ended March 31, 2002.

     Research and Development. Research and development expenses consist primarily of engineering personnel, related facilities overhead, computer and communications overhead, and third party contractor costs. Research and development costs are reduced by capitalized software development costs. Research and development expenses decreased 34%, from $3.9 million for the three months ended March 31, 2001 to $2.6 million for the three months ended March 31, 2002. The decrease in dollar amount was primarily due to $1.1 million related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001 and $1.1 million related to general company-wide cost reduction measures, offset by an $871 thousand decrease in capitalized software development costs. Research and development expense as a percentage of total revenue decreased from 21% for the three months ended March 31, 2001 to 16% for the three months ended March 31, 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses decreased 38%, from $7.2 million for the three months ended March 31, 2001 to $4.5 million for the three months ended March 31, 2002. The decrease in dollar amount was primarily due to $1.6 million related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001 and $1.1 million related to lower marketing and sales costs due to a company-wide emphasis on expense reduction. Sales and marketing expense as a percentage of total revenue was 38% and 27% for the three months ended March 31, 2001 and 2002, respectively.

     General and Administrative. General and administrative expenses consist primarily of salaries of executive and administrative personnel as well as provisions for doubtful accounts, insurance, investor relations and professional service fees. General and administrative expenses decreased 34% from $2.9 million for the three months ended March 31, 2001 to $1.9 million for the three months ended March 31, 2002. The decrease in dollar amount was primarily due to $800 thousand related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001 and $376 thousand related to amortization expense of goodwill and intangible assets written-off in fiscal year 2001. General and administrative expense as a percentage of total revenue was 15% and 11% for the three months ended March 31, 2001 and 2002, respectively.

     Other income (loss), net. Other income (loss), net consists of interest income, interest expense, foreign currency exchange gain and losses, and marketable equity securities gains and losses. Other income (loss), net decreased $53 thousand due to lower interest income due to lower interest rates and lower cash and marketable securities balances.

     Gain on sale of subsidiary. On March 20, 2002, the Company sold the stock of its wholly owned Netherlands subsidiary for proceeds of $5 thousand in cash and the buyer's assumption of net liabilities of $332. This transaction resulted in a gain of $337 thousand.

 SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

     The following table sets forth the Company's consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the six months ended March 31, 2002 and 2001:

                                                            SIX MONTHS ENDED MARCH 31,
                                                         ---------------------------------
                                                         % OF TOTAL
                                                           REVENUE           % OF $
                                                         -----------   INCREASE (DECREASE)
                                                         2002   2001      2001 TO 2002
                                                         ----   ----   -------------------
REVENUE:
  Software license fees................................   15%    17%           (25)%
  Services revenue.....................................   85     83            (19)
                                                         ---    ---
     Total revenue.....................................  100    100            (20)
                                                         ---    ---
OPERATING COSTS AND EXPENSES:
  Cost of software license fees........................    3      7            (70)
  Cost of services.....................................   25     26            (24)
  Research and development.............................   16     19            (32)
  Sales and marketing..................................   27     37            (42)
  General and administrative...........................   11     13            (27)
                                                         ---    ---
     Total operating costs and expenses................   82    102            (35)
                                                         ---    ---
Income (loss) from operations..........................   18     (2)           N/A
Other income (loss), net...............................    0      1           (105)
Gain on sale of subsidiary.............................    1      0            N/A
                                                         ---    ---
Income (loss) from continuing operations before
  provision for income taxes...........................   19     (1)           N/A
Provision for income taxes.............................    0      0            N/A
                                                         ---    ---
Income (loss) from continuing operations...............   19     (1)           N/A
DISCONTINUED OPERATIONS:
Loss from operations of ASP segment....................    0     (8)           N/A
                                                         ---    ---
NET INCOME (LOSS)......................................   19%    (9)%          N/A
                                                         ===    ===

     Revenue. Total revenue declined $8.0 million, or 20%, from $40.9 million for the six months ended March 31, 2001 to $32.9 million for the six months ended March 31, 2002. Software license fees declined $1.7 million from $6.8 million for the six months ended March 31, 2001 to $5.1 million for the six months ended March 31, 2002. This decrease reflects a slowdown in general technology spending. Service revenue, comprised of maintenance fee revenue and consulting services revenue, declined 19%, from $34.1 million for the six months ended March 31, 2001 to $27.8 million for the six months ended March 31, 2002. This decrease was due primarily to a decrease in demand for the Company's consulting service offerings due to lower software license fees. The components of service revenue are as follows:

                                                             SIX MONTHS ENDED MARCH 31,
                                                        ------------------------------------
                                                                                 % DECREASE
                                                          2002        2001      2001 TO 2002
                                                        ---------   ---------   ------------
                                                        (IN THOUSANDS, EXCEPT
                                                               % DATA)
Maintenance fee revenue...............................   $21,119     $21,155         --%
Consulting services revenue...........................     6,691      12,976        (48)
                                                         -------     -------
  Total services revenue..............................   $27,810     $34,131        (19)%
                                                         =======     =======

     Cost of Software License Fees. Cost of software license fees consists primarily of amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees decreased 70%, from $2.6 million for the six months ended March 31, 2001 to $807 thousand for the six months ended March 31, 2002. The decrease in dollar amount is primarily due to a $725 thousand decrease in third party royalties and a $1.0 million decrease in capitalized software amortization due to the change in estimated useful life of capitalized software in fiscal year 2001. Cost of software license fees as a percentage of software license fee revenue decreased from 39% for the six months ended March 31, 2001 to 16% for the six months ended March 31, 2002.

     Cost of Services. Cost of services consists of costs to provide product support, implementation, consulting, related facilities overhead, computer and communications overhead and training services to licensees. Cost of services decreased 24%, from $10.7 million for the six months ended March 31, 2001 to $8.1 million for the six months ended March 31, 2002. The decrease is due to a decrease in third party consulting expenses and a reduction in headcount associated with the Company's reduction-in-force during fiscal year 2001. Cost of services as a percentage of service revenue decreased from 31% for the six months ended March 31, 2001 to 29% for the six months ended March 31, 2002.

     Research and Development. Research and development expenses consist primarily of engineering personnel, related facilities overhead, computer and communications overhead, and third party contractor costs. Research and development costs are reduced by capitalized software development costs. Research and development expenses decreased 32%, from $7.9 million for the six months ended March 31, 2001 to $5.4 million for the six months ended March 31, 2002. The decrease in dollar amount was primarily due to $1.6 million related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001 and $2.3 million related to general company-wide cost reduction measures, offset by a $1.7 million decrease in capitalized software development costs. Research and development expense as a percentage of total revenue decreased from 19% for the six months ended March 31, 2001 to 16% for the six months ended March 31, 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses decreased 42%, from $15.2 million for the six months ended March 31, 2001 to $8.8 million for the six months ended March 31, 2002. The decrease in dollar amount was primarily due to $3.7 million related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001 and $2.6 million related to lower marketing and sales costs due to a company-wide emphasis on expense reduction. Sales and marketing expense as a percentage of total revenue was 37% and 27% for the six months ended March 31, 2001 and 2002, respectively.

     General and Administrative. General and administrative expenses consist primarily of salaries of executive and administrative personnel as well as provisions for doubtful accounts, insurance, investor relations and professional service fees. General and administrative expenses decreased 27%, from $5.3 million for the six months ended March 31, 2001 to $3.9 million for the six months ended March 31, 2002. The decrease in dollar amount was primarily due to $1.1 million related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001 and $751 thousand related to amortization expense of goodwill and intangible assets written-off in fiscal year 2001. General and administrative expense as a percentage of total revenue was 13% and 11% for the six months ended March 31, 2001 and 2002, respectively.

     Other income (loss), net. Other income (loss), net consists of interest income, interest expense, foreign currency exchange gain and losses, and marketable equity securities gains and losses. Other income (loss), net decreased $327 thousand due to lower interest income due to lower interest rates and lower cash and marketable securities balances.

     Gain on sale of subsidiary. On March 20, 2002, the Company sold the stock of its wholly owned Netherlands subsidiary for proceeds of $5 thousand in cash and the buyer's assumption of net liabilities of $332. This transaction resulted in a gain of $337 thousand.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had cash, cash equivalents and marketable securities of $17.5 million resulting from a net increase of cash, cash equivalents and marketable securities of $2.2 million during the first six months of fiscal year 2002. Operating activities provided $2.4 million and $1.6 million for the six months ended March 31, 2002 and 2001, respectively, and included $1.5 million and $3.2 million used in discontinued operations for the six months ended March 31, 2002 and 2001, respectively. Cash flows from operations for the six-month period ended March 31, 2002 was mainly due to net income of $6.2 million and depreciation and amortization of $1.6 million, offset by a decrease in accrued expenses of $2.9 million due to payments for severance, bonuses and payroll and a decrease in deferred revenue of $1.3 million.

     Cash flows provided from (used in) investing activities was $574 thousand and ($1.3) million for the six months ended March 31, 2002 and 2001, respectively. Cash provided during the six months ended March 31, 2002 included $696 thousand from sale of marketable securities and $5 thousand from the proceeds from the sale of a subsidiary, partially offset by the purchase of property and equipment of $66 thousand and capitalized software development costs of $61 thousand.

     Cash flows used in financing activities were $97 thousand and $70 thousand for the six months ended March 31, 2002 and 2001, respectively. Use of cash for the six months ended March 31, 2002 included payments of capitalized lease obligations of $116 thousand and purchase of treasury stock of $8 thousand, offset by the proceeds from the exercise of options and employee stock purchase plan of $27 thousand.

     In October 2001, the Company entered into a line of credit with a financial institution under which it can borrow up to $3 million, based on certain asset-based balances. The agreement, which expires on December 31, 2002, contains certain financial covenants including a prohibition against the payment of dividends as well as minimum net deficit targets ranging from $19 million in 2001 to $10 million in May 2002. The Company must also follow non-financial covenants including the receipt of the financial institution's consent in the event of a merger or consolidation with another entity and consent to acquire any assets or incur any debts outside the normal course of business. The Company was in compliance with all covenants at March 31, 2002. The Company has not borrowed under this line of credit. The interest rate on any funds that are borrowed would be at prime plus 1 percent.

     The Company does not have any special purpose entities or off-balance sheet financing arrangements. The Company's lease obligations were disclosed in the Annual Report on Form 10-K for the fiscal year September 30, 2001. There have been no significant changes to the lease obligations subsequent to the Company's Annual Report on Form 10-K.

     As a result of the enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002, the Company will be able to carryback the Company's 2001 net operating loss for U.S. federal purposes to tax years 1996 to 1998. The Company is currently assessing the amount it expects to recover in prior taxes paid.

     Days sales outstanding ("DSO") increased to 39 days at March 31, 2002 compared to 36 days at September 30, 2001. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowances for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next. The Company's accounts receivable balance at March 31, 2002, net of allowances for doubtful accounts was $7.2 million versus $6.8 million as of September 30, 2001.

     Deferred revenue decreased $1.7 million (includes $374 decrease related to sale of the Netherlands subsidiary), from $29.0 million at September 30, 2001 to $27.3 million at March 31, 2002. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component of revenue due to lower prepaid customer bookings during the first six months of fiscal 2002.

     Prior to the first quarter of fiscal 2002, the Company had incurred net operating losses in each of the last three fiscal years ended September 2001, 2000 and 1999, and generated a negative cash flow from operations in each of the last two years. In addition, software license fee sales and services revenues have decreased in each of the last three fiscal years. However, for the six months ended March 31, 2002, the Company had net income of $6.2 million. As of March 31, 2002, the Company had a working capital deficit of $13.7 million and a retained deficit of $6.2 million. Included in the working capital deficit is $25.9 million of deferred revenue.

     During fiscal year 2001, under the leadership of a new Chief Executive Officer and President hired in February 2001, the Company reassessed its business and established short term goals for fiscal 2001, which included stabilizing the Company, focusing on its core competencies, improving the profitability of the Company and preserving the Company's cash. As a part of these efforts, the Company significantly reduced the Company's costs in the third and fourth quarters of fiscal 2001. As part of its cost reduction efforts, in September 2001, due to continued historical operating losses from its Application Service Provider ("ASP") business segment and because the ASP did not present an opportunity for timely profitability, the Company's management decided to discontinue the ASP by phasing out of the business segment over a period of six months. As a result, this business segment is classified as a discontinued operation in the consolidated statement of operations. During fiscal 2001, the Company also reduced its headcount by 36 percent. The Company has realized reduced overhead expenses as a result of these restructuring efforts during the first six months of fiscal 2002. The Company believes that it has sufficient cash, cash equivalents and marketable securities on hand to fund its operations through at least fiscal 2002.

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

INTEREST RATE RISK

     The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. The Company's investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments (primarily in high grade municipal notes). At March 31, 2002, the fair value of the Company's short-term investments approximated market value.

FOREIGN CURRENCY RISK

     The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. In the six month period ended March 31, 2002, the net impact of foreign currency changes was not material.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable

ITEM 2.  CHANGES IN SECURITIES

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Infinium Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INFINIUM SOFTWARE, INC.

                                          BY: /s/ WILLIAM B. GERRAUGHTY JR.
                                            ------------------------------------
                                                 William B. Gerraughty Jr.
                                                  Chief Financial Officer
Dated: May 9, 2002