Form 10-Q
period 2002-06-30
INFINIUM SOFTWARE INC
filed 2002-08-12
CIK 1002044

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2002
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition period from
                                to

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

                  -------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO ___

The number of shares outstanding of the registrant's Common Stock on July 31, 2002, was 13,532,580.

--------------------------------------------------------------------------------

                            INFINIUM SOFTWARE, INC.

                                     INDEX

                                                                                    PAGE
                                                                                    ----
PART I --   FINANCIAL INFORMATION
            ITEM 1.  Financial Statements (unaudited)
                                                                                      3
                     Consolidated Balance Sheet at June 30, 2002 and September
                     30, 2001....................................................
                                                                                      4
                     Consolidated Statement of Operations for the three and nine months ended June 30, 2002 and 2001.........................
                                                                                      5
                     Consolidated Statement of Cash Flows for the nine months
                     ended June 30, 2002 and 2001................................
                                                                                      6
                     Notes to Consolidated Financial Statements..................
            ITEM 2.  Management's Discussion and Analysis of Financial Condition     13
                     and Results of Operations...................................
            ITEM 3.  Quantitative and Qualitative Disclosures About Market           23
                     Risk........................................................
PART II --  OTHER INFORMATION
            ITEM 1.  Legal Proceedings...........................................    24
            ITEM 2.  Changes in Securities.......................................    24
            ITEM 3.  Defaults Upon Senior Securities.............................    24
            ITEM 4.  Submission of Matters to a Vote of Security Holders.........    24
            ITEM 5.  Other Information...........................................    24
            ITEM 6.  Exhibits and Reports on Form 8-K............................    24
SIGNATURE........................................................................    25

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INFINIUM SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEET

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 2002           2001
                                                              -----------   -------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 19,564       $ 13,210
  Marketable securities at fair market value................        951          2,076
  Accounts receivable, less allowance for doubtful accounts
     of $597 and $1,876 at June 30, 2002 and September 30,
     2001, respectively.....................................      7,631          6,841
  Prepaid expenses and other current assets.................      1,979          2,499
  Net current assets of discontinued operations.............         --            233
                                                               --------       --------
          Total current assets..............................     30,125         24,859
Property and equipment, net.................................      5,641          6,958
Capitalized software development costs, net.................        507          1,122
Other assets................................................      2,630          2,358
                                                               --------       --------
          Total assets......................................   $ 38,903       $ 35,297
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $  3,000       $  4,345
  Accrued expenses..........................................      9,057         12,505
  Current liabilities of discontinued operations............         --          1,094
  Income taxes payable......................................        284            282
  Lease obligations, short-term portion.....................        257            239
  Deferred revenue..........................................     26,634         27,588
                                                               --------       --------
          Total current liabilities.........................     39,232         46,053
Lease obligations, long-term portion........................        339            524
Deferred revenue............................................      1,345          1,400
                                                               --------       --------
          Total liabilities.................................     40,916         47,977
                                                               --------       --------
Common stock, $0.01 par value; authorized 40,000,000 shares, issued 13,662,000 and 13,365,000 shares at June 30, 2002
  and September 30, 2001, respectively......................        137            134
Additional paid-in capital..................................     39,504         38,936
Deferred stock-based compensation...........................       (234)          (297)
Accumulated deficit.........................................    (41,099)       (51,362)
Accumulated other comprehensive loss........................       (168)           (69)
                                                               --------       --------
                                                                 (1,860)       (12,658)
Less: treasury stock at cost, 114,000 and 171,000 shares at
  June 30, 2002 and September 30, 2001, respectively........       (153)           (22)
                                                               --------       --------
          Total stockholders' deficit.......................     (2,013)       (12,680)
                                                               --------       --------
          Total liabilities and stockholders' deficit.......   $ 38,903       $ 35,297
                                                               ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                       --------------------   --------------------
                                                         2002       2001        2002       2001
                                                       --------   ---------   --------   ---------
                                                                       (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE:
  Software license fees..............................  $ 2,982    $  1,319    $ 8,042    $  8,096
  Services revenue...................................   13,675      15,231     42,271      50,821
                                                       -------    --------    -------    --------
          Total revenue..............................   16,657      16,550     50,313      58,917
                                                       -------    --------    -------    --------
OPERATING COSTS AND EXPENSES:
  Cost of software license fees......................      407       4,782      1,214       7,429
  Cost of services...................................    3,912       5,605     12,808      17,756
  Research and development...........................    2,390       4,689      7,775      12,555
  Sales and marketing................................    4,355       6,992     13,131      22,187
  General and administrative.........................    1,904       8,161      5,775      13,462
                                                       -------    --------    -------    --------
          Total operating costs and expenses.........   12,968      30,229     40,703      73,389
                                                       -------    --------    -------    --------
Income (loss) from operations........................    3,689     (13,679)     9,610     (14,472)
Other income (loss), net.............................       66         (12)        49         298
Gain on sale of subsidiary...........................       --          --        337          --
                                                       -------    --------    -------    --------
Income (loss) from continuing operations before
  provision for (benefit from) income taxes..........    3,755     (13,691)     9,996     (14,174)
Provision for (benefit from) income taxes............     (267)       (817)      (267)       (817)
                                                       -------    --------    -------    --------
Income (loss) from continuing operations.............    4,022     (12,874)    10,263     (13,357)
DISCONTINUED OPERATIONS:
Loss from operations of ASP segment..................       --      (1,066)        --      (4,428)
                                                       -------    --------    -------    --------
NET INCOME (LOSS)....................................  $ 4,022    $(13,940)   $10,263    $(17,785)
                                                       =======    ========    =======    ========
Basic income (loss) per share from continuing
  operations.........................................  $  0.31    $  (1.00)   $  0.78    $  (1.04)
                                                       =======    ========    =======    ========
Diluted income (loss) per share from continuing
  operations.........................................  $  0.27    $  (1.00)   $  0.72    $  (1.04)
                                                       =======    ========    =======    ========
Basic and diluted loss per share from ASP segment....  $    --    $  (0.08)   $    --    $  (0.34)
                                                       =======    ========    =======    ========
Basic income (loss) per share........................  $  0.31    $  (1.08)   $  0.78    $  (1.38)
                                                       =======    ========    =======    ========
Diluted income (loss) per share......................  $  0.27    $  (1.08)   $  0.72    $  (1.38)
                                                       =======    ========    =======    ========
Weighted average shares outstanding -- basic.........   13,158      12,950     13,094      12,920
                                                       =======    ========    =======    ========
Weighted average shares outstanding -- diluted.......   14,856      12,950     14,250      12,920
                                                       =======    ========    =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
                                                                 (UNAUDITED)
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $10,263   $(17,785)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Loss from discontinued operations......................       --      4,428
     Depreciation and amortization..........................    2,374      9,490
     Write-down of goodwill and intangibles.................       --      3,590
     Write-down of marketable securities....................        8         --
     Allowance for doubtful accounts........................      357        350
     Loss on disposal of fixed assets.......................       --        546
     Non-cash compensation..................................      212        411
     Gain on sale of subsidiary.............................     (337)        --
     Changes in operating assets and liabilities, net of
      effects from the disposition of business:
       Accounts receivable..................................   (1,529)     7,840
       Prepaid expenses and other current assets............      531      2,090
       Other assets.........................................     (350)        --
       Accounts payable.....................................     (475)    (2,792)
       Accrued expenses and other long-term liabilities.....   (3,264)    (1,183)
       Income taxes payable.................................       31        179
       Deferred revenue.....................................     (589)    (4,404)
                                                              -------   --------
          Net cash provided by continuing operations........    7,232      2,760
          Net cash used in discontinued operations..........   (1,647)    (4,233)
                                                              -------   --------
          Net cash provided by (used in) operating
           activities.......................................    5,585     (1,473)
                                                              -------   --------
Cash flows from investing activities:
  Proceeds from sale of subsidiary..........................        5         --
  Purchase of marketable securities.........................       --     (3,633)
  Sale and maturities of marketable securities..............    1,084      4,025
  Purchase of property and equipment........................     (263)      (632)
  Capitalized software......................................      (91)    (2,075)
                                                              -------   --------
          Net cash provided by (used in) investing
           activities.......................................      735     (2,315)
                                                              -------   --------
Cash flows from financing activities:
  Payments on capitalized lease obligations.................     (167)       (62)
  Purchase of treasury stock................................     (154)        --
  Proceeds from exercise of stock options and employee stock
     purchase plan..........................................      445         69
                                                              -------   --------
          Net cash provided by financing activities.........      124          7
                                                              -------   --------
Effect of foreign exchange rate changes on cash.............      (90)        --
                                                              -------   --------
Net increase (decrease) in cash and cash equivalents........    6,354     (3,781)
                                                              -------   --------
Cash and cash equivalents, beginning of period..............   13,210     17,665
                                                              -------   --------
Cash and cash equivalents, end of period....................  $19,564   $ 13,884
                                                              =======   ========
Supplemental disclosure on non-cash investing and financing
  activities:
  Issuance of restricted stock..............................  $   234   $    859
  Assets acquired under capital leases......................  $    --   $    298

   The accompanying notes are an integral part of the consolidated financial statements.

                            INFINIUM SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The information at June 30, 2002 and for the three and nine months ended June 30, 2002 and 2001 are unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine month periods ended June 30, 2002 are not necessarily indicative of operating results for the full fiscal year.

     Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.  COMPREHENSIVE INCOME (LOSS)

     The table below sets forth comprehensive income and loss as defined by Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, for the three and nine months ended June 30, 2002 and 2001:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   ------------------
                                                 2002       2001       2002       2001
                                                -------   ---------   -------   --------
Net income (loss).............................  $4,022    $(13,940)   $10,263   $(17,785)
Other comprehensive income (loss):
Foreign currency translation adjustments......    (129)         31       (130)        59
Unrealized gain (loss) on investments, net of
  related tax effect:.........................     (26)         31         31       (490)
                                                ------    --------    -------   --------
  Comprehensive income (loss).................  $3,867    $(13,878)   $10,164   $(18,216)
                                                ======    ========    =======   ========

3.  NET INCOME (LOSS) PER COMMON SHARE

     The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per share computations shown in the Consolidated Statement of Operations.

     In accordance with accounting principles generally accepted in the United States of America, the computation of net income (loss) per share is based on the weighted average basic and diluted shares

                            INFINIUM SOFTWARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

outstanding. The computation of basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2002 and 2001 is as follows:

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                               --------------------   --------------------
                                                 2002       2001        2002       2001
                                               --------   ---------   --------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Numerator:
Net income (loss):...........................  $ 4,022    $(13,940)   $10,263    $(17,785)
                                               =======    ========    =======    ========
Denominator:
Weighted average common shares
  outstanding -- basic.......................   13,158      12,950     13,094      12,920
Dilutive options.............................    1,424          --        948          --
Dilutive unvested restricted stock...........      274          --        208          --
                                               -------    --------    -------    --------
Weighted average common shares
  outstanding -- diluted.....................   14,856      12,950     14,250      12,920
                                               =======    ========    =======    ========
Basic income (loss) per share................  $  0.31    $  (1.08)   $  0.78    $  (1.38)
                                               =======    ========    =======    ========
Dilutive income (loss) per share.............  $  0.27    $  (1.08)   $  0.72    $  (1.38)
                                               =======    ========    =======    ========

     Weighted average common stock equivalents related to stock options and unvested restricted stock of 3,184,000 and 3,011,000 shares have been excluded from the calculation of diluted net loss per share for the three and nine month periods ended June 30, 2001, respectively, as their inclusion would have been anti-dilutive due to the net loss for those periods. Weighted average common stock equivalents related to stock options of 114,000 and 2,784,000 shares have been excluded from the calculation of diluted net loss per share for the three and nine month periods ended June 30, 2002, respectively, due to the fact that the weighted average exercise price of these options was greater than the weighted average fair value of the underlying shares during the period. Total options outstanding were 2,449,000 and 2,774,000 at June 30, 2002 and 2001, respectively.

4.  SEGMENT INFORMATION AND GEOGRAPHIC AREAS

     The following table presents a summary of operating information for the three and nine month periods ended June 30, 2002 and 2001:

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                               ------------------   ------------------
                                                2002       2001      2002       2001
                                               -------   --------   -------   --------
Revenue:
  North American operations:
     Infinium................................  $14,969   $ 13,833   $44,535   $ 48,684
     Cort payroll unit.......................      560      1,081     2,131      4,497
                                               -------   --------   -------   --------
     Total North American operations.........   15,529     14,914    46,666     53,181
  International operations...................    1,128      1,636     3,647      5,736
                                               -------   --------   -------   --------
     Total...................................  $16,657   $ 16,550   $50,313   $ 58,917
                                               =======   ========   =======   ========

                            INFINIUM SOFTWARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                               ------------------   ------------------
                                                2002       2001      2002       2001
                                               -------   --------   -------   --------
Income (loss) from operations:
  North American operations:
     Infinium................................  $ 3,598   $(10,213)  $ 8,830   $ (9,466)
     Cort payroll unit.......................      (90)      (565)       64       (903)
                                               -------   --------   -------   --------
     Total North American operations.........    3,508    (10,778)    8,894    (10,369)
  International operations...................      181     (2,901)      716     (4,103)
                                               -------   --------   -------   --------
     Total...................................  $ 3,689   $(13,679)  $ 9,610   $(14,472)
                                               =======   ========   =======   ========

     Application Service Provider ("ASP") revenues were $802 and $1,816 for the three and nine months ended June 30, 2001, respectively, which is included in the loss from operations of ASP segment in the Statement of Operations.

     The following table summarizes identifiable assets by business segment as of June 30, 2002 and September 30, 2001:

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2002         2001
                                                              --------   -------------
Identifiable assets:
  North American operations:
     Infinium...............................................  $36,852       $31,794
     Cort payroll unit......................................      341           435
     Net assets of discontinued operations..................       --           233
                                                              -------       -------
  Total North American operations...........................   37,193        32,462
  International operations..................................    1,710         2,835
                                                              -------       -------
     Consolidated...........................................  $38,903       $35,297
                                                              =======       =======

5.  ISSUANCE OF RESTRICTED STOCK

     On January 10, 2001, the Company instituted a Stock Option Exchange Program (the Program). Under the provisions of the Program, employees were allowed to exchange any of their stock options for shares of restricted stock on January 31, 2001, in general, at a rate of three options for each share of restricted stock. At January 31, 2001, the Company issued approximately 179,000 shares and cancelled approximately 537,000 options. At the close of business on January 31, 2001, the share price of the Company's stock was $2.13 per share. On February 9, 2001, additional restricted stock grants of 225,000 shares were awarded to executive management and an additional 16,000 and 10,000 restricted stock grants were awarded to other employees on January 22, 2001 and March 12, 2001, respectively. The fair market value of the Company's stock was $1.50 per share at the close of business on January 22, 2001 and $1.94 and $1.75 per share at the close of business on February 9, 2001 and March 12, 2001, respectively. The cost of the Program was $382, and the cost of the additional restricted stock grants was $436 for the awards to executive management and $42 for the awards to other employees. The combined cost of these events approximates $860, which will be amortized over the vesting period of the restricted stock grants, which range from 21 to 24 months. The Company recognized $52 and $165 in expense during the three and nine month periods ended June 30, 2002, respectively. During the three and nine months ended June 30, 2001, the Company recognized $70 and $144 in expense, respectively.

     On October 26, 2001, additional restricted stock grants of 296,000 shares were awarded to executive management and other employees. The fair market value of the Company's stock was $0.79 per share at the

                            INFINIUM SOFTWARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

close of business on October 26, 2001. The cost of these additional restricted stock grants was $234 which will be amortized over 36 months. The Company recognized $16 and $47 in expense during the three and nine month periods ended June 30, 2002, respectively.

     The Company repurchased 56,000 and 117,000 shares of restricted stock during the three and nine month periods ended June 30, 2002, respectively. The total amount paid for the restricted stock was $115 and $153 during the three and nine month periods ended June 30, 2002, respectively.

6.  RESTRUCTURING AND OTHER SPECIAL ITEMS

     During fiscal 2001, the Company executed a plan to reduce its workforce as part of a continued company-wide cost-cutting effort. As a result of this action, 136 employees were involuntary terminated, representing 28 percent of the Company's workforce. Severance costs and related employee termination benefit costs of $2,212 associated with these terminations were recorded as a restructuring charge in fiscal year 2001 ($1,813 and $399 in the third and fourth quarters, respectively, of fiscal year 2001). These third quarter costs have been included in the Company's consolidated statement of operations as follows, based on employee function:

Cost of services............................................  $  384
Research and development....................................     536
Sales and marketing.........................................     606
General and administrative..................................     287
                                                              ------
     Total..................................................  $1,813
                                                              ======

     During the nine months ended June 30, 2002, the Company did not make any adjustments to the restructuring accrual. As of June 30, 2002 and September 30, 2001, the Company had accrued liability balances of $0 and $970, respectively, relating to these severance costs.

     In addition to the above amounts, during fiscal 2001 the Company recorded severance and benefits costs of $1,073 associated with the termination of four executives of the Company. In the third quarter of fiscal year 2001, the Company recorded $873 of severance and benefit costs related to the termination of three of the four executives. Of this total charge, $546 was recorded as sales and marketing expense and $327 was recorded as general and administrative expense in the third quarter of fiscal year 2001. As of June 30, 2002 and September 30, 2001, the Company had accrued liability balances of $156 and $668, respectively, relating to these severance costs. The remaining balance will be paid out through the end of fiscal year 2002.

     As part of the restructuring plan, the Company consolidated certain facilities in the third quarter of fiscal 2001. This consolidation led to the write-off of fixed assets in the amount of $546 and the establishment of additional reserves for future lease obligation payments totaling $841. These charges have been recorded in general and administrative expense. Additionally, $177 was recorded for miscellaneous costs associated with the restructuring. As of June 30, 2002 and September 30, 2001, the Company had accrued liabilities of $121 and $612, respectively, associated with the consolidation of these facilities.

7.  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets, including goodwill for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If an impairment is indicated, the asset is written down to its estimated fair value. During the third quarter of fiscal year 2001, in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121"), the Company wrote down $4,684 of impaired long-lived assets associated with the acquisition of Dexton, which was comprised of $721 of goodwill, $2,345 of intangibles, and $1,618 of acquired technology. Additionally, $525 of goodwill associated with the acquisition

                            INFINIUM SOFTWARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of iT-Soft was written off. Based on the declining historical and forecasted operating results of Dexton and iT-Soft the estimated value of these assets to the Company had decreased. Based on the Company's expectation of future undiscounted net cash flows, these assets have been written down to their net realizable value. All of the above charges have been recorded in general and administrative expenses, with the exception of acquired technology, which has been recorded in cost of software license fees.

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

9.  DISCONTINUED OPERATIONS

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

     During the three and nine months ended June 30, 2002, the ASP business segment incurred charges of $126 and $1,094, respectively, which was offset against the accrual of $1,094 originally booked in fiscal year 2001 for estimated losses in accordance with APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. As of June 30, 2002, the accrual has been fully utilized and the Company does not expect to incur any additional costs associated with the segment's discontinuance.

10.  LINE OF CREDIT

     In October 2001, the Company entered into a line of credit with a financial institution under which it can borrow up to $3,000, based on certain asset-based balances. The agreement, which expires on December 31, 2002, contains certain financial covenants including a prohibition against the payment of dividends as well as minimum net deficit targets ranging from $19,000 in 2001 to $10,000 in May 2002. The Company must also follow non-financial covenants including the receipt of the financial institution's consent in the event of a merger or consolidation with another entity and consent to acquire any assets or incur any debts outside the normal course of business. The Company was in compliance with all covenants at June 30, 2002. The Company has not borrowed under this line of credit. The interest rate on any funds that are borrowed would be at the bank's prime rate plus 1 percent.

11.  DIVESTITURE OF SUBSIDIARY

     On March 20, 2002, the Company sold the stock of its wholly owned Netherlands subsidiary for proceeds of $5 in cash and the buyer's assumption of net liabilities of $332. This transaction resulted in a gain of $337. As part of the agreement, the Company retained certain intellectual property rights which may give rise to

                            INFINIUM SOFTWARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

royalty revenue over the next 33 months. The Company has not recorded any royalty revenue related to this license agreement. The subsidiary's results of operations were not material compared to the Company's consolidated results of operations, and therefore, pro forma results are not presented.

12.  INCOME TAXES

     During the third quarter of fiscal 2002, the Company recorded tax benefits of $267 of which $295 is related to the enactment of the Job Creation and Worker Assistance Act of 2002 offset by local taxes of $28. The Company will be able to carryback the Company's 2001 net operating loss for U.S. federal purposes to tax years 1996 to 1998.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and other Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing intangibles. The Company adopted SFAS No. 142 in the first quarter of fiscal year 2002. SFAS No. 142 did not have a material impact on the consolidated financial statements as the Company has no goodwill or intangible assets related to prior acquisitions.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. This Statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 is effective for the Company on October 1, 2002 and the Company does not expect that adoption of this Statement will have a significant effect on its financial position or its results of operations.

     During the third quarter of fiscal 2002, the Company adopted EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Prior to adoption of EITF Issue No. 01-14, the Company recorded revenue and operating expenses net of reimbursable expenses. The Company's financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $359 and $1,145 for the third quarter and first nine months of fiscal 2002, respectively, and $630 and $2,089 for the third quarter and first nine months of fiscal 2001, respectively, are now reflected as revenue and cost of revenue. This change had no effect on operating income or net income for any period presented.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which is effective for certain transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on May 15, 2002 did not have a material impact on the Company's consolidated financial statements.

                            INFINIUM SOFTWARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are currently assessing the impact that the adoption of FAS 146 will have on our financial statements and plan to adopt this Standard January 1, 2003.

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

     During fiscal year 2001, under the leadership of a new Chief Executive Officer and President hired in February 2001, the Company reassessed its business and established short term goals for fiscal 2001, which included stabilizing the Company, focusing on its core competencies, improving the profitability of the Company and preserving the Company's cash. As a part of these efforts, the Company significantly reduced the Company's costs in the third and fourth quarters of fiscal 2001. As part of its cost reduction efforts, in September 2001, due to continued historical operating losses from its Application Service Provider ("ASP") business segment and because the ASP did not present an opportunity for timely profitability, the Company's management decided to discontinue the ASP by phasing out of the business segment over a period of six months. As a result, this business segment is classified as a discontinued operation in the consolidated statement of operations. During fiscal 2001, the Company's headcount was reduced by 36 percent including voluntary and involuntary terminations. The Company has realized significantly reduced overhead expenses as a result of these restructuring efforts during the first nine months of fiscal 2002.

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

     REVENUE RECOGNITION. The Company recognizes software license fee revenues in accordance with the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition, AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9) and their related interpretations. The Company licenses software under non-cancelable contractual license agreements and provides related professional services, including support, training, consulting and implementation. Revenue from software license fees is recognized when there is evidence of an arrangement, the product has been delivered, fees are fixed or determinable, and collection of the related receivable is deemed probable. The Company does not generally offer rights of return, acceptance clauses and price protection to its customers. Typically, the Company's software license fees are due within a six-month period from the date of contract. Revenues from sales of third party products are recorded net of royalties, in accordance with Emerging Issue Task Force 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Generally, the Company's software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. The Company's sales frequently include maintenance contracts and professional services with the sale of its software licenses. The Company has established vendor-specific objective evidence of fair value (VSOE) for its maintenance contracts and professional services, which is determined based upon the prices charged to customers when these elements are sold separately. Maintenance revenues, including those sold with the initial license fee, are deferred based on VSOE, typically determined by the renewal rate of the annual maintenance contract, and recognized ratably over the maintenance contract period. Consulting and training service revenues, including those sold with license fees, are recognized as the services are performed based on their established VSOE. The amount of revenue allocated to the licenses sold with services and/or maintenance is determined using the "residual method" of accounting. Under the residual method, the total value of the arrangement is allocated first to the undelivered elements based on their VSOE with the remainder being allocated to license fees.

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

     VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS. The Company reviews identifiable intangibles and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors the Company considers important which could trigger the impairment review include:

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

     INCOME TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted statutory tax rates in effect in the year in which the differences are expected to reverse. A deferred tax asset is established for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes, the Company cannot recognize a deferred tax asset for the future benefit of its net operating losses, tax credits and temporary differences unless the Company can establish that it is "more likely than not" that the deferred tax asset would be realized. Due to the Company's history of net losses, the Company has not recognized a tax asset and has recorded a full valuation allowance against its otherwise recognizable deferred tax asset, in accordance with SFAS No. 109. Future events could cause management to conclude that it is more likely than not that the Company will realize a portion of the deferred tax asset. Upon reaching such a conclusion, the valuation allowance will be reduced and some or the entire deferred tax asset will be recognized.

RESULTS OF OPERATIONS

 THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     The following table sets forth the Company's consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the three months ended June 30, 2002 and 2001:

                                                            THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------------
                                                         % OF TOTAL
                                                           REVENUE           % OF $
                                                         -----------   INCREASE (DECREASE)
                                                         2002   2001      2001 TO 2002
                                                         ----   ----   -------------------
REVENUE:
  Software license fees................................   18%     8%           126%
  Services revenue.....................................   82     92            (10)
                                                         ---    ---
     Total revenue.....................................  100    100              1
                                                         ---    ---
OPERATING COSTS AND EXPENSES:
  Cost of software license fees........................    3     29            (92)
  Cost of services.....................................   24     34            (30)
  Research and development.............................   14     29            (49)
  Sales and marketing..................................   26     42            (38)
  General and administrative...........................   11     49            (77)
                                                         ---    ---
     Total operating costs and expenses................   78    183            (57)
                                                         ---    ---
Income (loss) from operations..........................   22    (83)           N/A
Other income (loss), net...............................   --     --            N/A
Gain on sale of subsidiary.............................   --     --            N/A
                                                         ---    ---
Income (loss) from continuing operations before benefit
  from income taxes....................................   22    (83)           N/A
Benefit from income taxes..............................    2      5             67
                                                         ---    ---
Income (loss) from continuing operations...............   24    (78)           N/A
DISCONTINUED OPERATIONS:
Loss from operations of ASP segment....................   --     (6)           N/A
                                                         ---    ---
NET INCOME (LOSS)......................................   24%   (84)%          N/A
                                                         ===    ===

     REVENUE. Total revenue increased $107 thousand, or 1%, from $16.6 million for the three months ended June 30, 2001 to $16.7 million for the three months ended June 30, 2002. Software license fees increased from a Company low of $1.3 million for the three months ended June 30, 2001 to $3.0 million for the three months ended June 30, 2002. Service revenue, comprised of maintenance fee revenue and consulting services revenue declined 10%, from $15.2 million for the three months ended June 30, 2001 to $13.7 million for the three months ended June 30, 2002. This decrease was due primarily to a decrease in demand for the Company's consulting service offerings. The components of service revenue are as follows:

                                                            THREE MONTHS ENDED JUNE 30,
                                                        ------------------------------------
                                                        (IN THOUSANDS, EXCEPT
                                                               % DATA)           % INCREASE
                                                        ---------------------    (DECREASE)
                                                          2002        2001      2001 TO 2002
                                                        ---------   ---------   ------------
Maintenance fee revenue...............................   $10,287     $ 9,814          5%
Consulting services revenue...........................     3,388       5,417        (37)%
                                                         -------     -------
     Total services revenue...........................   $13,675     $15,231        (10)%
                                                         =======     =======

     During the third quarter of fiscal 2002, the Company adopted EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Prior to adoption of EITF Issue No. 01-14, the Company recorded revenue and operating expenses net of reimbursable expenses. The Company's financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $359 thousand and $1.1 million for the third quarter and first nine months of fiscal 2002, respectively, and $630 thousand and $2.1 million for the third quarter and first nine months of fiscal 2001, respectively, are now reflected as revenue and cost of revenue. This change had no effect on operating income or net income for any period presented.

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees decreased 92%, from $4.8 million for the three months ended June 30, 2001 to $407 thousand for the three months ended June 30, 2002. This decrease in dollar amount is mainly due to charges of $2.3 million associated with the change in the estimated life of capitalized software and $1.6 million associated with the write-off of purchased software during the third quarter of fiscal 2001. Exclusive of these one-time charges, cost of software license fees decreased 52%, from $846 thousand for the quarter ended June 30, 2001 to $407 thousand for the quarter ended June 30, 2002. This decrease is primarily due to less capitalized software amortization expense of $335 thousand. Cost of software license fees as a percentage of software license fee revenue decreased from 363% for the three months ended June 30, 2001 to 14% for the three months ended June 30, 2002.

     COST OF SERVICES. Cost of services consists of costs to provide product support, implementation, consulting, related facilities overhead, computer and communications overhead and training services to licensees. Cost of services decreased 30%, from $5.6 million for the three months ended June 30, 2001 to $3.9 million for the three months ended June 30, 2002. The decrease is due to a decrease in third party consulting expenses of $636 thousand and a reduction in personnel costs of $1.1 million associated with the Company's reduction-in-force during fiscal year 2001. Cost of services as a percentage of service revenue decreased from 37% for the three months ended June 30, 2001 to 29% for the three months ended June 30, 2002.

     Gross margins on services revenue were not impacted by the adoption of EITF Issue No. 01-14. As described above, EITF No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Comparative financial statements for prior periods reflect the reclassification of the reimbursements to conform to the current year presentation.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities overhead, computer and communications overhead, and third party contractor costs. Research and development costs are reduced by capitalized software development costs. Research and development expenses decreased 49%, from $4.7 million for the three months ended June 30, 2001 to $2.4 million for the three months ended June 30, 2002. The decrease in dollar amount was primarily due to $662 thousand related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001, $1.2 million related to general company-wide cost reduction measures and $536 thousand related to severance costs recorded during the third quarter of fiscal 2001, offset by $322 thousand decrease in the capitalization of software development costs due to increased focus on the Company's core products. Research and development expense as a percentage of total revenue decreased from 29% for the three months ended June 30, 2001 to 14% for the three months ended June 30, 2002.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses decreased 38%, from $7.0 million for the three months ended June 30, 2001 to $4.4 million for the three months ended June 30, 2002. The decrease in dollar amount was primarily due to $1.0 million related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001, $803 thousand related to lower marketing and sales costs due to a company-wide emphasis on expense reduction and $853 thousand related to severance costs recorded during the third quarter of fiscal 2001. Sales and marketing expense as a percentage of total revenue decreased from 42% for the three months ended June 30, 2001 to 26% for the three months ended June 30, 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel as well as provisions for doubtful accounts, insurance, investor relations and professional service fees. General and administrative expenses decreased 77%, from $8.2 million for the three months ended June 30, 2001 to $1.9 million for the three months ended June 30, 2002. The decrease in dollar amount was primarily due to one-time charges of $5.8 million recorded in the third quarter of fiscal year 2001, comprised of the following: $614 thousand associated with severance costs, $3.6 million associated with the write-off of goodwill and intangibles, and $1.6 million associated with the write-off of fixed assets and the consolidation of unutilized facilities. Exclusive of these one-time charges, general and administrative expense decreased 20%, from $2.4 million for the quarter ended June 30, 2001 to $1.9 million for the quarter ended June 30, 2002. This decrease is primarily due to $494 thousand related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001. General and administrative expense as a percentage of total revenue decreased from 49% for the three months ended June 30, 2001 to 11% for the three months ended June 30, 2002.

     OTHER INCOME (LOSS), NET. Other income (loss), net consists of interest income, interest expense, foreign currency exchange gain and losses and marketable equity securities gains and losses. Other income (loss) increased $78 thousand, from a loss of $12 thousand for the three months ended June 30, 2001 to $66 thousand for the three months ended June 30, 2002. The loss of $12 thousand for the three months ended June 30, 2001 was primarily caused by a $144 thousand loss on marketable securities.

     BENEFIT FROM INCOME TAXES. During the third quarter of fiscal 2002, the Company recorded tax benefits of $267 thousand of which $295 thousand is related to the enactment of the Job Creation and Worker Assistance Act of 2002 offset by local taxes of $28 thousand. The Company will be able to carryback the Company's 2001 net operating loss for U.S. federal purposes to tax years 1996 to 1998.

  NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

     The following table sets forth the Company's consolidated statement of operations data expressed as a percentage of total revenue and the percentage of dollar increase or decrease from period to period for the nine months ended June 30, 2002 and 2001:

                                                            NINE MONTHS ENDED JUNE 30,
                                                         ---------------------------------
                                                         % OF TOTAL
                                                           REVENUE           % OF $
                                                         -----------   INCREASE (DECREASE)
                                                         2002   2001      2001 TO 2002
                                                         ----   ----   -------------------
REVENUE:
  Software license fees................................   16%    14%            (1)%
  Services revenue.....................................   84     86            (17)
                                                         ---    ---
       Total revenue...................................  100    100            (15)
                                                         ---    ---
OPERATING COSTS AND EXPENSES:
  Cost of software license fees........................    2     13            (84)
  Cost of services.....................................   26     30            (28)
  Research and development.............................   16     21            (38)
  Sales and marketing..................................   26     38            (41)
  General and administrative...........................   11     23            (57)
                                                         ---    ---
       Total operating costs and expenses..............   81    125            (45)
                                                         ---    ---
Income (loss) from operations..........................   19    (25)           N/A
Other income (loss), net...............................    0      1            (84)
Gain on sale of subsidiary.............................    1     --            N/A
                                                         ---    ---
Income (loss) from continuing operations before benefit
  from income taxes....................................   20    (24)           N/A
Benefit from income taxes..............................   --      1             67
                                                         ---    ---
Income (loss) from continuing operations...............   20    (23)           N/A
DISCONTINUED OPERATIONS:
Loss from operations of ASP segment....................   --     (7)           N/A
                                                         ---    ---
NET INCOME (LOSS)......................................   20%   (30)%          N/A
                                                         ===    ===

     REVENUE. Total revenue declined $8.6 million, or 15%, from $58.9 million for the nine months ended June 30, 2001 to $50.3 million for the nine months ended June 30, 2002. Software license fees declined $54 thousand, from $8.1 million for the nine months ended June 30, 2001 to $8.0 million for the nine months ended June 30, 2002. Service revenue, comprised of maintenance fee revenue and consulting services revenue declined 17%, from $50.8 million for the nine months ended June 30, 2001 to $42.3 million for the nine months ended June 30, 2002. This decrease was due to a decrease in demand for the Company's consulting service offerings. The components of service revenue are as follows:

                                                           NINE MONTHS ENDED JUNE 30,
                                                        --------------------------------
                                                         (IN THOUSANDS,      % INCREASE
                                                         EXCEPT % DATA)      (DECREASE)
                                                         2002      2001     2001 TO 2002
                                                        -------   -------   ------------
Maintenance fee revenue...............................  $31,406   $30,968         1%
Consulting services revenue...........................   10,865    19,853       (45)
                                                        -------   -------
     Total services revenue...........................  $42,271   $50,821       (17)%
                                                        =======   =======

     During the third quarter of fiscal 2002, the Company adopted EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." EITF Issue

No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Prior to adoption of EITF Issue No. 01-14, the Company recorded revenue and operating expenses net of reimbursable expenses. The Company's financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $359 thousand and $1.1 million for the third quarter and first nine months of fiscal 2002, respectively, and $630 thousand and $2.1 million for the third quarter and first nine months of fiscal 2001, respectively, are now reflected as revenue and cost of revenue. This change had no effect on operating income or net income for any period presented.

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of amortization expense related to capitalized software and the cost of product media, manuals and shipping. Cost of software license fees decreased 84%, from $7.4 million for the nine months ended June 30, 2001 to $1.2 million for the nine months ended June 30, 2002. The decrease in dollar amount is primarily due to $810 thousand decrease in third party royalties, $1.4 million decrease in capitalized software amortization, $2.3 million associated with the change in the estimated life of capitalized software and $1.6 million associated with the write-off of purchased software in the third quarter of fiscal 2001. Exclusive of these one-time charges, cost of software license fees decreased 65% from $3.5 million for the nine months ended June 30, 2001 to $1.2 million for the nine months ended June 30, 2002. This decrease is primarily due to less capitalized software amortization expense of $1.4 million. Cost of software license fees as a percentage of software license fee revenue decreased from 92% for the nine months ended June 30, 2001 to 15% for the nine months ended June 30, 2002.

     COST OF SERVICES. Cost of services consists of costs to provide product support, implementation, consulting, related facilities overhead, computer and communications overhead and training services to licensees. Cost of services decreased 28%, from $17.8 million for the nine months ended June 30, 2001 to $12.8 million for the nine months ended June 30, 2002. The decrease is due to a decrease in third party consulting expenses and a reduction in headcount associated with the Company's reduction-in-force during fiscal year 2001. Cost of services as a percentage of service revenue decreased from 35% for the nine months ended June 30, 2001 to 30% for the nine months ended June 30, 2002.

     Gross margins on services revenue were not impacted by the adoption of EITF Issue No. 01-14. As described above, EITF No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Comparative financial statements for prior periods reflect the reclassification of the reimbursements to conform to the current year presentation.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel, related facilities overhead, computer and communications overhead, and third party contractor costs. Research and development costs are reduced by capitalized software development costs. Research and development expenses decreased 38%, from $12.6 million for the nine months ended June 30, 2001 to $7.8 million for the nine months ended June 30, 2002. The decrease in dollar amount was primarily due to $2.3 million related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001, $3.5 million related to general company-wide cost reduction measures and $536 thousand related to severance costs recorded during the third quarter of fiscal 2001, offset by a $2.0 million decrease in capitalized software development costs due to increased focus on the Company's core products. Research and development expense as a percentage of total revenue decreased from 21% for the nine months ended June 30, 2001 to 16% for the nine months ended June 30, 2002.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional expenses, facilities and computers and communications costs for direct sales offices. Sales and marketing expenses decreased 41%, from $22.2 million for the nine months ended June 30, 2001 to $13.1 million for the nine months ended June 30, 2002. The decrease in dollar amount was primarily due to $3.7 million related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001, $4.5 million related to lower marketing and sales costs due to a company-wide emphasis on expense reduction and $853 thousand related to severance costs recorded during the third quarter of fiscal 2001. Sales and marketing expense as a percentage of total revenue decreased from 38% for the nine months ended June 30, 2001 to 26% for the nine months ended June 30, 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive and administrative personnel as well as provisions for doubtful accounts, insurance, investor relations and professional service fees. General and administrative expenses decreased 57%, from $13.5 million for the nine months ended June 30, 2001 to $5.8 million for the nine months ended June 30, 2002. The decrease in dollar amount was primarily due to one-time charges of $5.8 million recorded in the third quarter of fiscal year 2001, comprised of the following: $614 thousand associated with severance costs, $3.6 million associated with the write-off of goodwill and intangibles, and $1.6 million associated with the write-off of fixed assets and the consolidation of unutilized facilities. Exclusive of these one-time charges, general and administrative expense decreased 25% from $7.7 million for the nine months ended June 30, 2001 to $5.8 million for the nine months ended June 30, 2002. This decrease is primarily due to $1.5 million related to personnel reductions associated with the Company's reduction-in-force during fiscal year 2001. General and administrative expense as a percentage of total revenue decreased from 23% for the nine months ended June 30, 2001 to 11% for the nine months ended June 30, 2002.

     OTHER INCOME (LOSS), NET. Other income (loss), net consists of interest income, interest expense, foreign currency exchange gain and losses, and marketable equity securities gains and losses. Other income (loss), net decreased $249 thousand due primarily to lower interest income associated with lower interest rates in fiscal 2002.

     GAIN ON SALE OF SUBSIDIARY. On March 20, 2002, the Company sold the stock of its wholly owned Netherlands subsidiary for proceeds of $5 thousand in cash and the buyer's assumption of net liabilities of $332. This transaction resulted in a gain of $337 thousand.

     BENEFIT FROM INCOME TAXES. During the third quarter of fiscal 2002, the Company recorded tax benefits of $267 thousand of which $295 thousand is related to the enactment of the Job Creation and Worker Assistance Act of 2002 offset by local taxes of $28 thousand. The Company will be able to carryback the Company's 2001 net operating loss for U.S. federal purposes to tax years 1996 to 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had cash, cash equivalents and marketable securities of $20.5 million resulting from a net increase of cash, cash equivalents and marketable securities of $5.2 million during the first nine months of fiscal year 2002. For the nine months ended June 30, 2002, operating activities provided $5.6 million, which included $1.6 million used in discontinued operations. For the nine months ended June 30, 2001, operating activities used $1.5 million, which included $4.2 million from discontinued operations. Cash flows from operations for the nine months ended June 30, 2002 was mainly due to net income of $10.3 million and depreciation and amortization of $2.4 million, offset by a decrease in accrued expenses of $3.3 million due to payments for severance, bonuses and payroll and an increase in accounts receivable of $1.5 million.

     Cash flows provided by (used in) investing activities were $735 thousand and ($2.3) million for the nine months ended June 30, 2002 and 2001, respectively. Cash provided during the nine months ended June 30, 2002 included $1.1 million from the sale of marketable securities and $5 thousand from the proceeds from the sale of a subsidiary, partially offset by the purchase of property and equipment of $263 thousand and capitalized software development costs of $91 thousand.

     Cash flows provided by financing activities were $124 thousand and $7 thousand for the nine months ended June 30, 2002 and 2001, respectively. Cash provided during the nine months ended June 30, 2002 included payments of capitalized lease obligations of $167 thousand and purchase of treasury stock of $154 thousand, offset by the proceeds from the exercise of options and employee stock purchase plan of $445 thousand.

     In October 2001, the Company entered into a line of credit with a financial institution under which it can borrow up to $3 million, based on certain asset-based balances. The agreement, which expires on December 31, 2002, contains certain financial covenants including a prohibition against the payment of dividends as well as minimum net deficit targets ranging from $19 million in 2001 to $10 million in May 2002. The Company must also follow non-financial covenants including the receipt of the financial institution's consent in the event of a merger or consolidation with another entity and consent to acquire any assets or incur any debts outside the normal course of business. The Company was in compliance with all covenants at June 30, 2002. The Company has not borrowed under this line of credit. The interest rate on any funds that are borrowed would be at prime plus 1 percent.

     The Company does not have any special purpose entities or off-balance sheet financing arrangements. The Company's lease obligations were disclosed in the Annual Report on Form 10-K for the fiscal year September 30, 2001. There have been no significant changes to the lease obligations subsequent to the Company's Annual Report on Form 10-K.

     Due to the enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002, the Company was able to carryback the Company's 2001 net operating loss for U.S. federal purposes to tax years 1996 to 1998. The Company recorded a tax benefit of $295 thousand which is included in prepaid expenses and other current assets at June 30, 2002.

     Days sales outstanding ("DSO") increased to 41 days at June 30, 2002 compared to 36 days at September 30, 2001. The Company calculates DSO by dividing the ending accounts receivable balance, net of allowances for doubtful accounts, by the annualized revenue for the quarter, multiplied by 360. The Company believes that this method of deriving DSO is indicative of actual results due to the cyclical nature of software license and service transactions, which are often consummated nearer the end of the quarter, as well as the fluctuation of transactions from one quarter to the next. The Company's accounts receivable balance at June 30, 2002, net of allowances for doubtful accounts was $7.6 million versus $6.8 million as of September 30, 2001.

     Deferred revenue decreased $1.0 million (includes $374 thousand decrease related to sale of the Netherlands subsidiary), from $29.0 million at September 30, 2001 to $28.0 million at June 30, 2002. The decrease in deferred revenue primarily resulted from a decrease in the deferred consulting services component of revenue due to lower prepaid customer bookings during the first nine months of fiscal 2002.

     Prior to the first quarter of fiscal 2002, the Company had incurred net operating losses in each of the last three fiscal years ended September 2001, 2000 and 1999, and generated a negative cash flow from operations in each of the last two years. In addition, total revenues have decreased in each of the last three fiscal years. However, for the nine months ended June 30, 2002, the Company had net income of $10.3 million. As of June 30, 2002, the Company had a working capital deficit of $9.1 million and a stockholders' deficit of $2.0 million. Included in the working capital deficit is $26.6 million of deferred revenue.

     During fiscal year 2001, under the leadership of a new Chief Executive Officer and President hired in February 2001, the Company reassessed its business and established short term goals for fiscal 2001, which included stabilizing the Company, focusing on its core competencies, improving the profitability of the Company and preserving the Company's cash. As a part of these efforts, the Company significantly reduced the Company's costs in the third and fourth quarters of fiscal 2001. As part of its cost reduction efforts, in September 2001, due to continued historical operating losses from its Application Service Provider ("ASP") business segment and because the ASP did not present an opportunity for timely profitability, the Company's management decided to discontinue the ASP by phasing out of the business segment over a period of six months. As a result, this business segment is classified as a discontinued operation in the consolidated statement of operations. During fiscal 2001, the Company also reduced its headcount by 36 percent. The Company has realized reduced overhead expenses as a result of these restructuring efforts during the first nine months of fiscal 2002. The Company believes that it has sufficient cash, cash equivalents and marketable securities on hand to fund its operations through at least fiscal 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and other Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing intangibles. The Company adopted SFAS No. 142 in the first quarter of fiscal year 2002. SFAS No. 142 did not have a material impact on the consolidated financial statements as the Company has no goodwill or intangible assets related to prior acquisitions.

     During the third quarter of fiscal 2002, the Company adopted EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Prior to adoption of EITF Issue No. 01-14, the Company recorded revenue and operating expenses net of reimbursable expenses. The Company's financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $359 thousand and $1.1 million for the third quarter and first nine months of fiscal 2002, respectively, and $630 thousand and $2.1 million for the third quarter and first nine months of fiscal 2001, respectively, are now reflected as revenue and cost of revenue. This change had no effect on operating income or net income for any period presented.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which is effective for certain transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on May 15, 2002 did not have a material impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are currently assessing the impact that the adoption of FAS 146 will have on our financial statements and plan to adopt this Standard January 1, 2003.

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

  INTEREST RATE RISK

     The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. The Company's investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments (primarily in high grade municipal notes). At June 30, 2002, the fair value of the Company's short-term investments approximated market value.

  FOREIGN CURRENCY RISK

     The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. In the nine month period ended June 30, 2002, the net impact of foreign currency changes was not material.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable

ITEM 2.  CHANGES IN SECURITIES

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

Dated: August 12, 2002